Form 10-Q
period 1995-03-31
BERGER HOLDINGS LTD
filed 1995-05-15
CIK 706777

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1995 or

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           _     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission File Number 0-12362

                               Berger Holdings, Ltd.
               (Exact Name of Registrant as Specified in its Charter)

  PENNSYLVANIA                           23-2160077
  (State or Other jurisdiction           (I.R.S. Employer
  of incorporation or organization)      Identification Number)

          805 Pennsylvania Boulevard, Feasterville, PA  19053
                  (Address of principal executive offices)

          Registrant's telephone number, including area code:
                            (215) 355-1200

       Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.
                     (1)  YES     X          NO   _____
                                -----

                     (2)  YES     X          NO   _____
                                -----

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          YES     X          NO   _____
                                -----

     As of May 9, 1995, the Registrant had outstanding 3,191,439 shares of Common Stock, par value $.01 per share.

                  BERGER HOLDINGS, LTD.

                           INDEX



                                                                            Page

PART I    FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated
                    Balance Sheets at March 31, 1995
                    and December 31, 1994                                      3

                    Condensed Consolidated Statement of
                    Operations for the three month periods
                    ended March 31, 1995 and 1994                              5

                    Condensed Consolidated Statements
                    of Cash Flows for the quarter
                    ended March 31, 1995 and 1994                              6


                    Notes to Condensed Consolidated
                    Financial Statements                                       8


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                                  9


 PART II   OTHER INFORMATION

            Item 1.  Legal Proceedings                                        11

            Item 2.  Changes in Securities                                    11

            Item 3.  Defaults Upon Senior securities                          11

            Item 4.  Submission of Matters to a
                      Vote of Security Holders                                11

            Item 5.  Other Information                                        11

            Item 6.  Exhibits and Reports on Form 8-K                         11

                     Signature                                                12

                                      -2-

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS




       ASSETS                                    March  31,    December 31,
                                                    1995          1994
                                                ------------  ------------


   Current assets
       Cash                                     $   102,794    $    79,391
       Trade accounts receivable, net of
          allowance for doubtful accounts
          of $73,000 in 1995 & 1994               1,765,453      1,239,431
       Inventories (Note 2)                       2,303,722      1,881,896
       Prepaid and other assets                     226,301        211,172
                                               ------------  -------------

       Total current assets                       4,398,270      3,411,890
                                               ------------  -------------

   Other assets
      Property and equipment, net (Note 3)        6,073,195      6,155,729
      Other assets                                  191,533        155,169
      Goodwill, net of accumulated
         amortization                               610,214        629,974
                                               ------------  -------------
      Total other assets                          6,874,942      6,940,872
                                               ------------  -------------
                                                $11,273,212    $10,352,762
                                               ============  =============



                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                                    March 31,    December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY              1995           1994
                                                -------------   ------------

 Current liabilities
    Current maturities of long term debt
        and demand notes payable                $   229,774     $   228,174
    Accounts payable                                996,717         620,603
    Accrued expenses                                457,958         459,365
                                                -----------     -----------
   Total current liabilities                      1,684,449       1,308,142


 Long term debt, net of current
    maturities                                    4,382,997       3,873,299
                                                -----------     -----------
    Total liabilities                             6,067,446       5,181,441
                                                -----------     -----------
 Stockholders' Equity
   Common stock $.0l par value
      Authorized            20,000,000 shares
      Issued and outstanding 3,191,439 shares
        in 1995 and 1994                             31,914          31,914

      Additional paid-in capital                 14,778,238      14,778,238
      Deficit                                    (9,404,386)    ( 9,438,831)
                                                -----------     -----------
                                                  5,405,766       5,371,321
      Less common stock subscribed                 (200,000)     (  200,000)
                                                -----------     -----------
   Total stockholders' equity                     5,205,766       5,171,321
                                                -----------     -----------
                                                $11,273,212     $10,352,762
                                                ===========     ===========


                        BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months    Three Months
                                                Ended           Ended
                                               March 31,       March 31,
                                                 1995            1994
                                            --------------  --------------

Net sales                                     $4,047,504       $2,618,115
Cost of sales                                  3,309,334        2,385,518
                                              ----------       ----------
Gross profit                                     738,170          232,597

Operating expenses
   Selling, administrative and general
     expenses                                    557,916          427,026
                                              ----------       ----------
Income (loss) from operations                    180,254         (194,429)
                                              ----------       ----------
Other (expenses) income
   Interest expense                             (145,925)        (117,716)
   Interest income                                   117            2,608
                                              ----------        ---------
                                                (145,808)        (115,108)
                                              ----------        ---------

Net income (loss)                                $34,446        ($309,537)
                                              ==========        =========
Per Share amounts
   Net income (loss) per common share               $.01            ($.14)
                                              ==========       ==========
Weighted average number of common
   shares outstanding                          3,191,439        2,249,188
                                              ==========       ==========


                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended
                                                        March 31,
                                                   1995         1994
                                               -----------   ----------

Cash flows from operating activities
   Net income (loss)                               $34,446    ($309,537)
                                               -----------   ----------
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities
         Depreciation and amortization             175,765      194,598

        (Increase) decrease in assets
           Accounts receivable                    (526,022)    (446,824)
           Inventories                            (421,826)    (262,226)
           Other current and long-term assets      (51,493)      70,855
         Increase in liabilities
           Accounts payable and accrued expenses   374,707      348,829
                                               -----------  -----------
   Total adjustments                              (448,869)     (94,768)
                                               -----------  -----------
Net cash used in operating
   activities                                     (414,423)    (404,305)
                                               -----------  -----------
Cash flows from investing activities
   Acquisition of property and equipment           (73,472)    (273,819)
                                               -----------  -----------
Net cash used in investing activities              (73,472)    (273,819)
                                               -----------  -----------

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Three Months Ended
                                                        March 31,
                                                   1995         1994
                                               -----------   ----------

Cash flows from financing activities
   Net borrowings and loan repayments            $511,298     $(15,982)
   Gross proceeds from issuance of stock
     and subordinated debt under private
     placement                                        -0-      382,000
   Cost of private placement                          -0-      (25,073)
                                              -----------   ----------
Net cash provided by
   financing activities                           511,298      340,945
                                              -----------   ----------
Net increase (decrease) in cash                    23,403     (337,179)

Cash, beginning of period                          79,391      578,729
                                              -----------   ----------
Cash, end of period                              $102,794     $241,550
                                              ===========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

    Cash paid during the period for
       interest                                  $145,925     $117,716


                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements



Note 1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.

Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

     Components of inventories at March 31, 1995 and December 31, 1994 consist of the following:


                        March 31, 1995     December 31, 1994


     Raw materials        $1,084,709          $1,010,187
     Finished goods        1,172,875             850,771
     Packaging materials
        and supplies          88,138             102,938
     Less provision for
        obsolescence         (42,000)            (82,000)
                          ----------          ----------
                          $2,303,722          $1,881,896
                          ==========          ==========

     All inventory is currently used in the business of the Company's subsidiary, Berger Bros. Company ("Berger").


Note 3.   Property, Plant and Equipment:
     Property, plant and equipment is recorded at cost. Costs of major additions and betterments are capitalized; maintenance and repair costs, which do not improve or extend the life of the respective assets, are charged to operations as incurred. Leasehold improvements are amortized over the shorter of the lease term or useful life.

     When an asset is sold, retired, or otherwise disposed of, the cost of the property and the related accumulated depreciation is removed from the respective accounts, and any resulting gains or losses are included in income.

    For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets. For income tax purposes, depreciation is computed on accelerated methods.


ITEM 2.   Management's Discussion and Analysis of Financial
             Conditions and Results of Operation.

Results of Operations

     The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation and Berger Financial's wholly-owned subsidiary, Berger Bros Company. All intercompany transactions and balances have been eliminated.

         During the quarter ended March 31, 1995 (the "Current Quarter") the Company reported a net income of $34,446 on net sales of $4,047,504. This compares to a net loss of $309,537 on net sales of $2,618,115 for the quarter ended March 31, 1994 (the "Comparable Quarter").

     The Current Quarter's sales increased 54.6% ($1,429,389) over the Comparable Quarter. This sales increase is directly related to a successful sales program that added several significant customers and additional direct sales coverage. Also, weather conditions were much better in the Northeast during the Current Quarter versus the Comparable Quarter.

         Cost of Sales increased to $3,309,334 in the Current Quarter from $2,385,518 in the Comparable Quarter as a result of the increased sales volume, but decreased as a percentage of net sales to 81.8% in the Current Quarter from 91.1% in the Comparable Quarter primarily as a result of economies of scale.


         Selling, general and administrative expenses were $557,916 in the Current Quarter as compared to $427,026 in the Comparable Quarter. This increase in expenses is due to higher sales commissions, promotional costs and advertising fees in the Current Quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 13.8% in the Current Quarter as compared to 16.3% in the Comparable Quarter.

Liquidity and Capital Resources


         At March 31, 1995 working capital was $2,713,821 resulting in a ratio of current assets to current liabilities of 2.61 to 1, as compared to working capital of $2,103,748 (2.61 to 1) at December 31, 1994.

     Current liabilities at March 31, 1995 totalled $1,684,449 consisting primarily of $1,454,675 in accounts payable and accrued expenses. At December 31, 1994, total current liabilities were $1,308,142 consisting primarily of $1,079,968 in accounts payable and accrued expenses.

         At March 31 1995, the Company had stockholders' equity of $5,205,766 as compared to $5,171,321 at December 31, 1994. The increase is attributable to the Current Quarter's net income.

     Depending upon the Company's performance and market conditions, the exercise of outstanding warrants could produce additional proceeds. There can be no assurance that any warrants will be exercised.

         In February 1995, the Company reached an agreement with a supplier of new equipment originally ordered in 1990. Delivery is expected during the fourth quarter of 1995 pursuant to an 11 month purchase agreement which requires payments in 1995 of approximately $200,000.

         Cash used in operating activities for the Current Quarter was $414,423 as compared to $404,305 used in the Comparable Quarter. These uses of cash result primarily from the increase in inventory and accounts receivable during both the Current and Comparable Quarter.

         Net cash used in investing activities totaled $73,472 in the Current Quarter as compared to $273,819 used in the Comparable Quarter.

     Net cash provided by financing activities was $511,298 in the Current Quarter, as compared to $340,945 provided in the Comparable Quarter. The current unused credit line as of March 31, 1995 was approximately $700,000. As of June 30, 1995, the Company will be commencing the final year of its current loan agreement and as a result all of this debt will be classified as current debt unless otherwise extended. The Company is presently discussing new financing terms with its current lender as well as with other lenders.

PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

         None.

Item 2 - Changes in Securities.

         None.

Item 3 - Defaults Upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

         None.

Item 5 - Other Information.

         Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

         None.

                                   Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        BERGER HOLDINGS, LTD.




                                        By:/s/ JOSEPH F. WEIDERMAN
                                           Joseph F. Weiderman
                                           President and
                                           Chief Financial Officer

                                        Date:  May 09, 1995