Form 10-Q
period 1995-06-30
BERGER HOLDINGS LTD
filed 1995-08-10
CIK 706777

6309510Q

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1995 or

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
  (State or Other jurisdiction           (I.R.S. Employer
  of incorporation or organization)      Identification Number

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

                     (2)  YES     X          NO   _____

     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          YES     X          NO   _____

     As of August 8, 1995, the Registrant had outstanding 3,291,439 shares of Common Stock, par value $.01 per share.

                   BERGER HOLDINGS, LTD.

                           INDEX
                                                             Page
PART I    FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated
                    Balance Sheets at June 30, 1995
                    and December 31, 1994                      3

                    Condensed Consolidated Statement of
                    Operations for the three month periods
                    ended June 30, 1995 and 1994               5

                    Condensed Consolidated Statement of
                    Operations for the six month periods
                    ended June 30, 1995 and 1994               6

                    Condensed Consolidated Statements
                    of Cash Flows for the six months
                    ended June 30, 1995 and 1994               7


                    Notes to Condensed Consolidated
                    Financial Statements                       9


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  10


 PART II   OTHER INFORMATION

            Item 1.  Legal Proceedings                         13

            Item 2.  Changes in Securities                     13

            Item 3.  Defaults Upon Senior Securities           13

            Item 4.  Submission of Matters to a
                         Vote of Security Holders              13

            Item 5.  Other Information                         13

            Item 6.  Exhibits and Reports on Form 8-K          13
                     Signature                                 14

               BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS

     ASSETS                                   June 30,   December 31,
                                                1995        1994
                                      ----------------   -------------

Current Assets
    Cash                              $       138,267    $      79,391
    Trade accounts receivable, net of
       allowance for doubtful accounts
       of $73,000 in 1995 & 1994            1,944,528        1,239,431
    Inventories (Note 2)                    2,252,364        1,881,896
    Prepaid and other assets                  215,794          211,172
                                         ------------    -------------
    Total current assets                    4,550,953        3,411,890
                                         ------------    -------------

Other Assets
   Property and equipment, net (Note 3)     5,996,775        6,155,729
   Other assets                               326,541          155,169
   Goodwill, net of accumulated
      amortization                            590,534          629,974
                                        -------------    -------------
   Total other assets                       6,913,850        6,940,872
                                        -------------    -------------

                                          $11,464,803    $  10,352,762
                                       ==============     ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,       December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY          1995             1994
                                         ----------------    -------------

Current Liabilities
   Current maturities of long term debt
       and demand notes payable (Note 4)  $     2,968,860    $     228,174
   Accounts payable                             1,164,544          620,603
   Accrued expenses                               448,968          459,365
                                             ------------    -------------
   Total current liabilities                    4,582,372        1,308,142

Long term debt, net of current
   maturities                                   1,710,479        3,873,299
                                            -------------    -------------
   Total liabilities                            6,292,851        5,181,441
                                            -------------    -------------


 Shareholders' Equity
   Common stock $.01 par value
      Authorized             20,000,000 shares
      Issued and outstanding  3,291,439 shares
        in 1995 and 3,191,439 in 1994              32,914           31,914

      Additional paid-in-capital               14,852,238       14,778,238
      Deficit                                 (9,513,200)      (9,438,831)
                                             ------------      -----------
                                                5,371,952        5,371,321
      Less common stock subscribed              (200,000)        (200,000)
                                             ------------    -------------
   Total shareholders' equity                   5,171,952        5,171,321
                                             ------------    -------------
                                            $  11,464,803    $  10,352,762
                                           ==============     ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months      Three Months
                                                Ended             Ended
                                              June 30,          June 30,
                                                1995              1994
                                           -------------     -------------
Net Sales                                  $   4,099,219     $   4,832,974
Cost of sales                                  3,525,303         4,102,793
                                           -------------      ------------
Gross profit                                     573,916           730,181

Operating expenses
   Selling, administrative and general
     expenses                                    553,848           429,852
   Consulting fees (non-cash)                        -0-           175,000
                                           -------------      ------------
Income from operations                            20,068           125,329
                                           -------------     -------------
Other (expenses) income
   Interest expense                            (128,916)          (95,634)
   Interest income                                    33             1,399
                                           -------------    --------------
                                               (128,883)          (94,235)
                                           -------------    --------------
Income (loss) before extraordinary item        (108,815)            31,094
Extraordinary Item (Note 4)
   Gain from extinguishment of debt                  -0-           936,268
                                            ------------      ------------
Net income (loss)                             ($108,815)          $967,362
                                            ============      ============
Per Share amounts
   Income (loss) per common share before
         extraordinary item                      ($0.03)             $0.01
   Extraordinary item per common share              0.00              0.31
                                            ------------      ------------
   Net income (loss) per common share            ($0.03)             $0.32
                                            ============      ============
Weighted average number of common
   shares outstanding                          3,291,439         3,038,238
                                            ============      ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Six Months        Six Months
                                                 Ended             Ended
                                               June 30,          June 30,
                                                 1995              1994
                                           -------------     -------------
Net Sales                                  $   8,146,723     $   7,451,089
Cost of sales                                  6,834,637         6,488,311
                                           -------------      ------------
Gross profit                                   1,312,086           962,778
Operating expenses
   Selling, administrative and general
     expenses                                  1,111,764           826,878
   Consulting fees (non-cash)                        -0-           205,000
                                           -------------      ------------
Income (loss) from operations                    200,322          (69,100)
                                           -------------     -------------
Other (expenses) income
   Interest expense                            (274,841)         (213,350)
   Interest income                                   150             4,007
                                           -------------    --------------
                                               (274,691)         (209,343)
                                           -------------    --------------
Loss before extraordinary item                 ($74,369)        ($278,443)
Extraordinary Item
   Gain from extinguishment of debt                  -0-           936,268
                                            ============     =============
Net income (loss)                              ($74,369)          $657,825
                                            ============      ============
Per Share amounts
   Loss per common share before
        extraordinary item                       ($0.02)           ($0.10)
   Extraordinary item per common share              0.00              0.35
                                           =============     =============
   Net income (loss) per common share            ($0.02)             $0.25
                                            ============      ============
Weighted average number of common
   shares outstanding                          3,241,439         2,645,893
                                           =============     =============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six  Months  Ended
                                                       June 30,
                                                   1995           1994
                                           -------------     -------------
Cash flows from operating activities
   Net Income (loss)                           ($74,369)          $657,825
                                           -------------      ------------
   Adjustments to reconcile net income
     (loss) to net cash provided by
      operating activities
         Extraordinary gains                         -0-         (936,268)
         Depreciation and amortization           354,058           532,252

        (Increase) decrease in assets
           Accounts receivable                 (705,097)       (1,108,752)
           Inventories                         (370,468)         (467,849)
           Other current and long-term assets  (100,994)           306,242
         Increase in liabilities
           Accounts payable and
              accrued expenses                   533,544           536,985
                                           -------------    --------------
   Total adjustments                           (288,957)       (1,137,390)
                                           -------------    --------------
Net cash used in operating
   activities                                  (363,326)         (479,565)
                                           -------------     -------------
Cash flows from investing activities
   Acquisition of property and equipment       (155,664)         (418,529)
                                           -------------     -------------
Net cash used in investing activities          (155,664)         (418,529)
                                            ------------   ---------------

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six  Months  Ended
                                                       June 30,
                                                   1995          1994
                                           -------------     -------------
Cash flows from financing activities
   Net borrowings and loan repayments            577,866         (358,453)
   Gross proceeds from issuance of stock
     and subordinated debt under private
     placement                                       -0-           907,000
   Cost of private placement                         -0-          (23,625)
                                           -------------    --------------
Net cash provided by
   financing activities                          577,866           524,922
                                           -------------  ----------------
Net increase (decrease) in cash                   58,876         (373,172)

Cash, beginning of period                         79,391           578,729
                                           -------------  ----------------
Cash, end of period                             $138,267          $205,557
                                           =============  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

     Cash paid during the period for
       interest                                 $274,841          $213,350

 During the current period the Company issued 100,000 shares of common stock valued at $75,000 in exchange for deposits on equipment.

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

Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

     Components of inventories at June 30, 1995 and December 31, 1994 consist of the following:

                        June 30, 1995     December 31, 1994

     Raw materials        $  955,255          $1,010,187
     Finished goods        1,249,706             850,771
     Packaging materials
        and supplies          78,403             102,938
     Less provision for
        obsolescence         (31,000)            (82,000)
                          ----------          ----------
                          $2,252,364          $1,881,896
                          ==========          ==========

     All inventory is currently used in the business of the Company's subsidiary, Berger Bros Company.


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

Note 4. Short Term Debt & Extraordinary Item.

       As of June 30, 1995 the Company's working capital credit line of $2,894,000 has been classified as a current liability. Under the terms of the credit facility a payment is due on June 30, 1996 for all unpaid principal unless it is extended. The Company is currently exploring different options with respect to the refinancing of this credit facility.

       In June 1994, the Company paid off its loan with its former lender and recognized an extraordinary gain of $936,268.


ITEM 2.   Management's Discussion and Analysis of Financial
             Conditions and Results of Operation.

Results of Operations

     The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation and Berger Financial Corporation's wholly-owned subsidiary, Berger Bros Company. All intercompany transactions and balances have been eliminated.

     During the quarter ended June 30, 1995 (the "Current Quarter") the Company reported a net loss of $108,815 on net sales of $4,099,219. This compares to net income of $31,094 on net sales of $4,832,974 for the quarter ended June 30, 1994 (the "Comparable Quarter").

     The Current Quarter's sales decreased 15.2% ($733,755) as compared to the quarter ended June 30, 1994. This decrease is primarily related to the milder winter experienced in 1995 compared to 1994. In 1994, a severe winter negatively impacted sales in the first quarter, resulting in sales being deferred until the second quarter. Sales during the second quarter of 1995 were not affected in the same manner as in the prior comparable period.

     Cost of Sales decreased to $3,525,303 in the Current Quarter from $4,102,793 in the Comparable Quarter. As a percentage of net sales, Cost of Sales increased to 86.0% in the Current Quarter from 84.9% in the Comparable Quarter. This slight increase occurred as a result of decreased sales and the fixed portion of manufacturing expenses remaining virtually unchanged.

     Selling, general and administrative expenses were $553,848 in the Current Quarter as compared to $429,852 in the Comparable Quarter. This increase in expenses is due to the hiring of an additional salesman and two sales representatives and higher promotional costs and advertising fees in the Current Quarter. As a percentage of net sales, selling, general and administrative expenses increased to 13.5% in the Current Quarter as compared to 8.9% in the Comparable Quarter.

     For the six month period ending June 30, 1995 (the "Current Half") and for the first time in the Company's recent history, the Company reported operating income of $200,322 on sales of $8,146,723. This compares to an operating loss $69,100 on sales of $7,451,089 for the six months ending June 30, 1994 (the "Comparable Half"). The improvement in operating results is primarily due to the increase in sales and improved gross profit margins which were somewhat offset by increased selling, administrative, and general expenses. The Company's net income of $657,825 in the Comparable Half as compared to a net loss of $74,369 in the Current Half resulted from the extraordinary gain of $936,268 from the extinguishment of debt in the Comparable Half.

     Sales increased $695,634 to $8,146,723 for the Current Half from $7,451,089 for the Comparable Half. This increase is a result of the Company's increased market share despite a softness in the construction industry.

     Selling, general and administrative expenses in the Current Half are up 34% compared to the Comparable Half due to the hiring of a new salesman and two sales representatives, an aggressive advertising and promotional program, and higher professional and warranty fees.


Liquidity and Capital Resources


     At June 30, 1995, working capital was ($31,419) resulting in a ratio of current assets to current liabilities of .99 to 1, as compared to working capital of $2,103,748 (2.61 to 1) at December 31, 1994. This decrease in working capital is due to the fact that the Company's credit line of $2,894,000 has been reclassified to a current liability as discussed in Note 4 to the Financial Statements.

     Current liabilities at June 30, 1995 totalled $4,582,372 consisting primarily of $1,613,512 in accounts payable and accrued expenses and $2,968,860 in current maturities of long term debt. At December 31, 1994, total current liabilities were $1,308,142 consisting primarily of $1,079,968 in accounts payable and accrued expenses and $228,174 in current maturities of long term debt.

     At June 30 1995, the Company had shareholders' equity of $5,171,952 as compared to $5,171,321 at December 31, 1994. The increase of $631 is made up of the following:
                  Increased equity for issuance of stock     $75,000
                  Net loss for the period                    (74,369)
                                                             -------
                                                                $631
                                                             =======

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

     Cash used in operating activities for the Current Half was $363,326 as compared to $479,565 used in the Comparable Half. These uses of cash result primarily from the increase in inventory and accounts receivable during both the Current and Comparable Half.

     Net cash used in investing activities totaled $155,664 in the Current Half as compared to $418,529 used in the Comparable Half.

     Net cash provided by financing activities was $577,866 in the Current Half, as compared to $524,922 provided in the Comparable Half. The current unused credit line as of June 30, 1995 was approximately $606,000.

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

                                  Date:  August 8, 1995