Form 10-Q
period 1995-09-30
BERGER HOLDINGS LTD
filed 1995-11-14
CIK 706777

9309510Q

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995 or

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

     As of November 14, 1995, the Registrant had outstanding 3,506,439 shares of Common Stock, par value $.01 per share.

                   BERGER HOLDINGS, LTD.

                           INDEX
                                                             Page
PART I    FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated
                    Balance Sheets at September 30, 1995
                    and December 31, 1994                      3

                    Condensed Consolidated Statement of
                    Operations for the three month periods
                    ended September 30, 1995 and 1994          5

                    Condensed Consolidated Statement of
                    Operations for the nine month periods
                    ended September 30, 1995 and 1994          6

                    Condensed Consolidated Statements
                    of Cash Flows for the nine months
                    ended September 30, 1995 and 1994          7


                    Notes to Condensed Consolidated
                    Financial Statements                       9


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  10


 PART II   OTHER INFORMATION

            Item 1.  Legal Proceedings                         13

            Item 2.  Changes in Securities                     13

            Item 3.  Defaults Upon Senior Securities           13

            Item 4.  Submission of Matters to a
                         Vote of Security Holders              13

            Item 5.  Other Information                         13

            Item 6.  Exhibits and Reports on Form 8-K          13
                     Signature                                 14

           BERGER HOLDINGS, LTD. AND SUBSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEETS

     ASSETS                               September 30,         December 31,
                                              1995                  1994
                                         ----------------      -------------

Current Assets
    Cash                                 $        152,492      $      79,391
    Trade accounts receivable, net of
       allowance for doubtful accounts of
       $43,000 in 1995 & $73,000 in 1994        1,913,659          1,239,431
    Inventories (Note 2)                        1,928,890          1,881,896
    Prepaid and other assets                      233,755            211,172
                                             ------------      -------------
    Total current assets                        4,228,796          3,411,890
                                             ------------      -------------

Other Assets
   Property and equipment, net (Note 3)         5,877,888          6,155,729
   Other assets                                   412,222            155,169
   Goodwill, net of accumulated
      amortization                                570,854            629,974
                                            -------------      -------------
   Total other assets                           6,860,964          6,940,872
                                            -------------      -------------

                                           $   11,089,760      $  10,352,762
                                           ==============       ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          September 30,         December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY       1995                  1994
                                       ----------------        -------------

Current Liabilities
   Current maturities of long term debt
     and demand notes payable (Note 4)  $     2,761,058        $     228,174
   Accounts payable                           1,158,933              620,603
   Accrued expenses                             484,464              459,365
                                      -----------------         ------------
   Total current liabilities                  4,404,455            1,308,142

Long term debt, net of current
   maturities                                 1,713,422            3,873,299
                                          -------------        -------------
   Total liabilities                          6,117,877            5,181,441
                                          -------------        -------------


 Shareholders' Equity
   Common stock $.01 par value
    Authorized             20,000,000 shares
    Issued and outstanding  3,366,439 shares
      in 1995 and 3,191,439 in 1994              33,664               31,914

    Additional paid-in-capital               14,909,775           14,778,238
    Deficit                                 (9,771,556)          (9,438,831)
                                           ------------          -----------
                                              5,171,883            5,371,321
    Less common stock subscribed              (200,000)            (200,000)
                                           ------------        -------------
 Total shareholders' equity                   4,971,883            5,171,321
                                           ------------        -------------
                                           $ 11,089,760        $  10,352,762
                                         ==============         ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months          Three Months
                                             Ended                 Ended
                                          September 30,         September 30,
                                             1995                  1994
                                          -------------         -------------
Net Sales                                 $   4,133,260         $   5,019,421
Cost of sales                                 3,730,248             4,261,969
                                          -------------          ------------
Gross profit                                    403,012               757,452

Operating expenses
   Selling, administrative and general
     expenses                                   506,497               522,793
                                          -------------          ------------
Income (loss) from operations                 (103,485)               234,659
                                          -------------         -------------
Other (expenses) income
   Interest expense                           (154,957)             (154,998)
   Interest income                                   86                   324
                                          -------------        --------------
                                              (154,871)             (154,674)
                                          -------------        --------------
Income (loss) before extraordinary            (258,356)                79,985
Extraordinary Item (Note 4)
   Gain from extinguishment of debt                 -0-                15,945
   Loss from debt exchanged for equity              -0-              (11,307)
                                           ------------          ------------
Net income (loss)                            ($258,356)               $84,623
                                           ============          ============

Per Share amounts
   Net income (loss) per common share           ($0.08)                 $0.03
                                           ============          ============
Weighted average number of common
   shares outstanding                         3,303,015             3,189,275
                                           ============          ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Nine Months           Nine Months
                                              Ended                 Ended
                                          September 30,         September 30,
                                              1995                  1994
                                          -------------         -------------
Net Sales                                $   12,279,983        $   12,470,510
Cost of sales                                10,564,885            10,750,280
                                          -------------          ------------
Gross profit                                  1,715,098             1,720,230
Operating expenses
   Selling, administrative and general
     expenses                                 1,618,261             1,349,671
   Consulting fees (non-cash)                       -0-               205,000
                                          -------------          ------------
Income from operations                           96,837               165,559
                                          -------------         -------------
Other (expenses) income
   Interest expense                           (429,798)             (368,348)
   Interest income                                  236                 4,331
                                          -------------        --------------
                                              (429,562)             (364,017)
                                          -------------        --------------
Loss before extraordinary item               ($332,725)            ($198,458)
Extraordinary Item
   Gain from extinguishment of debt                 -0-               940,906
                                           ============         =============
Net income (loss)                            ($332,725)              $742,448
                                           ============          ============
Per Share amounts
   Loss per common share before
        extraordinary item                      ($0.10)               ($0.07)
   Extraordinary item per common share            .0.00                  0.33
                                          =============         =============
   Net income (loss) per common share           ($0.10)                 $0.26
                                           ============          ============
Weighted average number of common
   shares outstanding                         3,286,948             2,829,011
                                          =============         =============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine  Months  Ended
                                                    September 30,
                                              1995                   1994
                                          -------------         -------------
Cash flows from operating activities
   Net Income (loss)                         ($332,725)              $742,448
                                          -------------          ------------
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Gain from extinguishment of debt                -0-             (952,213)
    Loss from debt exchanged for equity             -0-                11,307
    Depreciation and amortization               532,438               692,048
    Change in allowance for doubtful accounts  (30,000)                   -0-

    (Increase) decrease in assets
       Accounts receivable                    (644,228)           (1,259,172)
       Inventories                             (46,994)             (525,635)
       Other current and long-term assets     (204,637)                54,601
       Increase in liabilities
       Accounts payable and
        accrued expenses                        563,429               536,861
                                          -------------        --------------
   Total adjustments                            170,008           (1,442,203)
                                          -------------        --------------
Net cash used in operating
   activities                                 (162,717)             (699,755)
                                          -------------         -------------
Cash flows from investing activities
   Acquisition of property and equipment      (195,476)             (583,365)
                                          -------------         -------------
Net cash used in investing activities         (195,476)             (583,365)
                                           ------------       ---------------

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months  Ended
                                                     September 30,
                                              1995                  1994
                                          -------------         -------------
Cash flows from financing activities
   Net borrowings and loan repayments           373,007               288,746
   Costs associated with refinancing                -0-             (140,249)
   Settlement of liability on put options           -0-             (151,125)
   Gross proceeds from issuance of stock
     and subordinated debt under private
     placement                                   74,000               907,000
   Cost of private placement                   (15,713)              (23,625)
                                          -------------        --------------
Net cash provided by
   financing activities                         431,294               880,747
                                          -------------      ----------------
Net increase (decrease) in cash                  73,101             (402,373)

Cash, beginning of period                        79,391               578,729
                                          -------------      ----------------
Cash, end of period                            $152,492              $176,356
                                          =============      ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

     Cash paid during the period for
       interest                                $429,798              $368,348

 During the current period the Company issued 100,000 shares of common stock valued at $75,000 as deposits on equipment.

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

Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

     Components of inventories at September 30, 1995 and December 31, 1994 consist of the following:

                      September 30, 1995     December 31, 1994

     Raw materials        $  970,560          $1,010,187
     Finished goods          892,819             850,771
     Packaging materials
        and supplies          90,511             102,938
     Less provision for
        obsolescence         (25,000)            (82,000)
                          ----------          ----------
                          $1,928,890          $1,881,896
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

Note 4. Short Term Debt & Extraordinary Item.

       As of September 30, 1995 the Company's working capital credit line of $2,697,000 has been classified as a current liability. Under the terms of the credit facility a payment is due on June 30, 1996 for all unpaid principal unless it is extended. The Company is currently exploring different options with respect to the refinancing of this credit facility.

       In June 1994, the Company paid off its loan with its former lender and recognized an extraordinary net gain of $940,906.


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

     During the quarter ended September 30, 1995 (the "Current Quarter") the Company reported a net loss of $258,356 on net sales of $4,133,260. This compares to net income of $84,623 on net sales of $5,019,421 for the quarter ended September 30, 1994 (the "Comparable Quarter").

     The Current Quarter's sales decreased 17.6% ($886,161) as compared to the quarter ended September 30, 1994. This decrease is primarily related to the adverse weather experienced in 1995 compared to 1994.

     Cost of Sales decreased to $3,730,248 in the Current Quarter from $4,261,969 in the Comparable Quarter. As a percentage of net sales, Cost of Sales increased to 90.0% in the Current Quarter from 84.9% in the Comparable Quarter. This percentage increase occurred as a result of decreased sales volume and the inability to absorb fixed overhead costs.

     Selling, general and administrative expenses were $506,497 in the Current Quarter as compared to $522,793 in the Comparable Quarter. This decrease in expenses is due to lower sales commissions resulting from the reduction of sales in the Current Quarter. As a percentage of net sales, selling, general and administrative expenses increased to 12.3% in the Current Quarter as compared to 10.4% in the Comparable Quarter.

     For the nine month period ending September 30, 1995 (the "Current Nine Months"), the Company reported operating income of $96,837 on sales of $12,279,983. This compares to operating income of $165,559 on sales of $12,470,510 for the nine months ending September 30, 1994 (the "Comparable Nine Months"). This decrease in operating results is primarily due to unabsorbed labor cost and associated benefits cost incurred by the Company in attempting to build inventory based upon anticipated sales. In light of the current sales level, the Company is looking at ways to reduce future expenses, which will be reflected in the fourth quarter. The Company's net loss of $332,725 in the Current Nine Months as compared to net income of $742,448 in the Comparable Nine Months resulted primarily from the extraordinary gain of $940,906 in the Comparable Nine Months.

     Sales decreased $190,527 to $12,279,983 for the Current Nine Months from $12,470,510 for the Comparable Nine Months. This decrease is a result of the Construction industry's softness as well as the adverse weather conditions in the Current Nine Months.

     Selling, general and administrative expenses in the Current Nine Months increased 20% compared to the Comparable Nine Months due to the hiring of a new salesman, additional advertising, higher professional and warranty fees, resulting primarily from the introduction of a new product segment.


Liquidity and Capital Resources

     At September 30, 1995, the working capital deficit was $175,659 resulting in a ratio of current assets to current liabilities of .96 to 1, as compared to working capital of $2,103,748 (2.61 to 1) at December 31, 1994. This decrease in working capital is primarily due to the fact that the Company's credit line of $2,697,000 has been reclassified to a current liability as discussed in Note 4 to the Financial Statements.

     Current liabilities at September 30, 1995 totalled $4,404,455 consisting primarily of $1,643,397 in accounts payable and accrued expenses and $2,761,058 in current maturities of long term debt. At December 31, 1994, total current liabilities were $1,308,142 consisting primarily of $1,079,968 in accounts payable and accrued expenses and only $228,174 in current maturities of long term debt.

     At September 30 1995, the Company had shareholders' equity of $4,971,883 as compared to $5,171,321 at December 31, 1994. The decrease of $199,438 is made up of the following:
                  Increased equity for issuance of stock     $133,287
                  Net loss for the period                   ( 332,725)
                                                             --------
                                                            ($199,438)
                                                             ========

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

     Cash used in operating activities for the Current Nine Months was $162,717 as compared to $699,755 used in the Comparable Nine Months. These uses of cash result primarily from the increase in inventory and accounts receivable during both the Current and Comparable Nine Months.

     Net cash used in investing activities totaled $195,476 in the Current Nine Months as compared to $583,365 used in the Comparable Nine Months for the purchase of new equipment.

     Net cash provided by financing activities was $431,294 in the Current Nine Months, as compared to $880,747 provided in the Comparable Nine Months. The current unused credit line as of September 30, 1995 was approximately $803,000.

                              PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

     None.
Item 2 - Changes in Securities.

     None.

Item 3 - Defaults Upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

     At the Company's annual meeting of shareholders held on August 9, 1995 the following matters were submitted to the Company's shareholders:

     1. The election of two members of the Company's Board of Directors (the "Board").

     2. A proposal to ratify the appointment of Goldenberg Rosenthal Friedlander as the Company's independent auditors for the fiscal year 1995.

The Company's shareholders elected the following persons to the Board by the vote set forth opposite their respective names:

NAME                             VOTES FOR           VOTES AGAINST

Paul L. Spiese, III              1,915,123                12,988
Larry Falcon                     1,912,816                15,295

The Company's shareholders also approved the other proposal described above:

     Goldenberg Rosenthal Friedlander was approved as the Company's independent auditors for the fiscal year ended December 31, 1995 by a vote of 1,911,594 for the ratification, 3,255 opposed, and 13,258 abstentions.

     No other proposals were submitted to the shareholders during the quarter ended September 30, 1995.

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

                                  Date:  November 14, 1995