Form 10-K
period 1995-12-31
BERGER HOLDINGS LTD
filed 1996-04-01
CIK 706777

CONFORMED COPY
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995

  Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _____________ to _____________

Commission file number 0-12362

                                BERGER HOLDINGS, LTD.
          (Exact name of registrant as specified in its charter)

                                                                  23-2160077
                               Pennsylvania                    (I.R.S.Employer
                      (State or other jurisdiction of        Identification No.)
                      incorporation or organization)

               805 Pennsylvania Boulevard, Feasterville, PA          19053
                 (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  215-355-1200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

                            Title of each class

                       Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  YES X   NO

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation
S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

                 The Index to Exhibits begins on Page 70.      Page 1 of 98
As of March 19, 1996, 3,531,439 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock (based upon the average of high and low bid prices of these shares on the National Association of Securities Dealers Automatic Quotation System on March 19, 1996) of the registrant, held by nonaffiliates was approximately $2,798,917.(1)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes   X        No

Documents Incorporated By Reference: None

____________________

(1) Such figure excludes the shares of Common Stock held by the Company's executive officers and directors. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed.

                                  PART I


Item 1. Business

     Background

     Berger Holdings, Ltd. (the "Company") was incorporated in the
Commonwealth of
Pennsylvania on August 28, 1979. Prior to 1983, the Company operated under the name "Life Care
Communities Corporation" as a private concern which developed life care communities on a fee basis for non-profit entities. During 1983, the Company successfully completed a public offering in which funds were raised, principally for the purpose of developing and constructing proprietary life care facilities.

     During 1987, the Company conducted an assessment of its business and the life care industry, in general. As a result of such assessment, the management of the Company recommended, and on
May 5, 1988 the shareholders approved, the Company's withdrawal from the life care industry in order to seek alternate investment opportunities. This withdrawal was effectuated through the sale of the Company's minority interests in certain joint ventures. Such sales left the Company with assets consisting solely of cash and minimal liabilities.

     The Company identified Berger Bros Company ("Berger") as a favorable candidate and on
May 30, 1989 acquired approximately 85% of its common stock through a plan of reorganization (the
"1989 Plan of Reorganization") in exchange for shares of the Company's common stock (the
"Common Stock") representing approximately 29% of its outstanding Common Stock after the effective date of the 1989 Plan of Reorganization. During 1989, the Company acquired an additional
15% of the common stock of Berger and issued, in exchange therefor, shares of its Common Stock representing approximately 5% of the Company's outstanding Common Stock at the time of acquisition, and changed its name to Inovex Industries, Inc.

     In 1990 the Company changed its name to Berger Holdings, Ltd. to identify the Company more closely with its principal operating subsidiary.

     On December 6, 1991, the Company filed a petition for reorganization under Chapter 11 (the
"Petition") of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy
Court for the Eastern District of Pennsylvania (the "Bankruptcy Court").

     On December 29, 1992, the Bankruptcy Court entered an order confirming the Third
Amended Joint Plan of Reorganization subject to approval of a settlement agreement (the "Settlement
Agreement") between the Company and its primary secured lender, Meridian. The Settlement
Agreement was entered into on February 19, 1993 and approved by the Bankruptcy Court on April 1,
1993. The effective date of the Plan of Reorganization was April 13, 1993. The Chapter 11 case was closed February 28, 1994.

     Certain unsecured creditors of the Company elected to convert their debt into shares of the
Company's Common Stock (the "Common Stock"). An aggregate total of 390,540 shares of
Common Stock were issued to such creditors. In addition, holders of the common stock of
Graywood Products Company, Inc. ("Graywood") and holders of the Company's then outstanding
Preferred Stock,  converted such stock into  shares of the Company's Common
Stock.

     In June 1994, the Company formed a wholly owned subsidiary, Berger Financial Corp.
("Berger Financial") and concurrently merged its two existing wholly owned subsidiaries, Berger and
Graywood, with Berger being the surviving entity. The Company contributed all of the issued and outstanding shares of common stock of Berger to Berger Financial and in exchange, Berger Financial assumed the Company's obligation to Meridian under the Settlement Agreement. Berger Financial does not conduct any active operations other than acting as a holding company for its operating subsidiary, Berger.

     The Company reached an agreement with Meridian pursuant to which Meridian agreed to accept the sum of $2,241,000 in full payment of the Company's obligation under the Settlement
Agreement, the principal amount of which was $3,333,462 as of June 30, 1994.

     On June 30, 1994, the Company entered into a Loan and Security Agreement (the "Loan
Agreement") with The CIT Group/Credit Finance, Inc. ("CIT"), pursuant to which CIT agreed to make revolving loans (the "Revolving Loan") to the Company up to a maximum amount of $3.5 million (the "Maximum Credit") including a term loan in the amount of $740,000 (the "Term Loan").
The Revolving Loan and the Term Loan are sometimes hereinafter referred to as the "CIT Financing
Arrangement."

     As of December 31, 1995, the Company has borrowed $2,011,000 under the Revolving Loan.
The proceeds of the Term Loan were utilized by the Company for working capital.

     The Revolving Loan is for an initial term of two years (the "Initial Term"), is automatically renewable for successive two year terms (the "Renewal Term"), unless otherwise terminated, and bears an annual interest rate equal to Chemical Bank's Prime Rate ("Prime") plus 3.50%. Such interest is payable monthly. The amount the Company may borrow under the Revolving Loan is limited to 80% of its Eligible Accounts (as defined in the Loan Agreement ) plus certain specified percentages of the value of its inventories of finished goods and raw materials. In the event that the Company does not have borrowings outstanding under the Revolving Loan in a minimum amount of
$3.0 million (the "Minimum Borrowing"), it is required to pay a fee equal to the interest which would otherwise have been due on the difference between actual borrowings and the Minimum Borrowing.
In addition to such monthly interest payments and the fee described above, the Company is obligated to pay to CIT (i) a fee equal to one-half percent of any unused portion of the Maximum Credit and
(ii) for each Renewal Term, a fee of two percent of the Maximum Credit payable in two equal installments on each anniversary of such renewal. In lieu of payment, all such fees may be added to the outstanding Revolving Loan. The Revolving Loan is terminable (i) by either party within 60 days written notice at the end of the Initial Term or any Renewal Term or (ii) by the Company with 30 days written notice that it intends to pay all obligations to CIT in full. In the event that the Company exercises its right to terminate upon 30 days notice, it must pay CIT an early termination fee equal to three percent of the Maximum Credit if such termination takes place in the first year of the Initial
Term and one and a half percent if such early termination occurs in the second year of the Initial Term or during any Renewal Term.

     As security for the Revolving Loan, the Company granted CIT a lien on and security interest in all of its tangible and intangible property including, but not limited to, the Company's inventory and equipment and fixtures. In addition, the Company has granted CIT a second mortgage on its real property.

     In the event of the occurrence of an event of default ("Event of Default"), all obligations under the Revolving Loan are immediately due and payable. Events of Default include, but are not limited to:

          (a) Failure to pay any obligation under the Revolving Loan as and when due;

          (b) Any change in the chief executive officer, chief operating officer or chief financial officer, unless such change is satisfactory to CIT; and

          (c)  Any change in the controlling ownership of the Company.

     The Term Loan bears a floating interest rate equal to Prime plus 3.50% and requires the
Company to pay equal consecutive monthly installments of $12,619,06 beginning on August 1, 1994, with a final payment of all unpaid principal and accrued interest on the date of termination of the Loan
Agreement, June 30, 1996. As security for the Term Loan, the Company granted CIT a first lien on and a security interest in all of its tangible and intangible property including, but not limited to, the Company's inventory, equipment and fixtures. (see Management's Discussion and Analysis)


     Product Lines

     The Company is principally engaged in the manufacture and distribution of roof drainage products ("RDP") and solid vinyl home siding ("SVHS") products. Since 1993, the Company has also engaged in a program of internal development and product expansion. Internal development has been characterized chiefly by the modernization and modification of production facilities, machinery and equipment and the expansion of existing product lines to emphasize aluminum-based RDP. In early 1996, the Company upgraded to a Unix computer operating system, which will allow for faster order processing and advanced programming. External development has been directed principally towards increasing the sales volume and market penetration of the Company's products through an expanded product line.

     The Company's RDP product line, consisting of gutters, downspouts, trim coil and associated accessories and fittings, is manufactured by the Company at its Feasterville Facility. The Company sells RDP through its sales representatives and telemarketing principally to wholesale distributors who sell directly to roofers and general contractors for use in the repair and replacement of roof drainage systems in existing buildings, primarily residential.

     The raw materials used in manufacturing RDP are aluminum, steel and copper. Supplies of such materials, in coil, sheet or bar form, are procured by the Company from various domestic and foreign suppliers on an as-needed basis. Although the Company believes that adequate available sources of supply exist at customarily accepted market prices, trade restrictions, work stoppages or adverse weather or political conditions may affect the prices and availability of such materials. Rapid increases in prices of raw materials will adversely affect the operations of the Company in as much as the cost of such raw materials constitutes the Company's largest single element of its cost of sales.

     The Company is largely dependent for its raw material requirements for its RDP products on the following three suppliers: Barmet (aluminum); Revere (copper); and Coilplus-Pennsylvania, Inc.
(galvanized and painted steel). The remaining raw materials are provided by a large number of small suppliers. All raw materials procured by the Company, as well as finished products, are strictly scrutinized for quality control using industry and internal guidelines and standards.

     The Company's SVHS product line is produced under the Graywood name and consist of solid vinyl home siding and associated accessories. Such products are manufactured in the
Feasterville Facility. Sales of SVHS products are made to wholesale distributors.

     The Company's SVHS products are fabricated from a compound (the "Compound") consisting of polyvinylchloride ("PVC") and coloring agents. The Compound is prepared by several subcontractors according to specifications provided by Graywood. Most of the component materials used to formulate the Compound are widely available. However, PVC is produced by relatively few manufacturers and work stoppages, trade restrictions, and other factors may affect the availability and prices of PVC. For the last three years, the Company has purchased all of its PVC requirements from
Occidental Chemical Corporation. The Company imposes quality control tests on all materials procured for use in fabrication as well as finished products.

     The following table shows certain information relating to the product lines of Berger for the periods indicated:


                              Calendar Years Ended December 31
                                 (000's Omitted)

                                  1995       1994      1993

RDP (Berger):
    Revenues . . . . . .         $14,633   $15,088   $10,609
    Operating Income/(Loss)        ($310)      $62      ($74)
    Tangible Assets. . .          $8,989    $9,037    $8,861

SVHS (Graywood):
    Revenues . . . . . .          $1,020    $1,508    $1,329
    Operating Losses . .             ---       ---     ($112)
    Tangible Assets. . .            $345      $685      $484





Competition

     The Company's business is highly competitive. In general, the building products market is highly fragmented. The Company competes with numerous small and large manufacturers and fabricators. Some competitors are divisions or subsidiaries of major corporations with substantially greater resources than the Company. The Company competes primarily in the Northeast/Mid-
Atlantic region of the country and management believes it competes by providing quality products and service at competitive prices.

Geographic Market

     The Company's products are principally sold throughout the states east of the Mississippi
River with sales concentrated in the Northeast/Mid-Atlantic region. Since approximately 85% of
Berger's products are used in the renovation of existing houses, the Northeast/Mid-Atlantic region is particularly important with respect to the sale of RDP, because a large concentration of older houses are located within this region.

Major Customers

     No one customer accounts for more than 10% of the Company's sales. Several customers, however, account individually for approximately 6% of sales. The Company has no ongoing contracts for sales of RDP or SVHS, but rather services customers on a per-order basis.

Seasonal Nature of the Business

     The building products industry is seasonal, particularly in the Northeast region of the United
States where inclement weather during the winter months usually reduces the level of building activity in both the homebuilding and home improvement markets. Typically, the Company's sales volume is lowest during December, January and February.

Inventory Practices

     The Company's ordinary policy is to obtain, fabricate and/or manufacture inventory in sufficient volume so as to provide it with a reasonable cushion in the event of unexpected fluctuations in demand. Because of the nature of the RDP and SVHS markets, in which an order generally must be filled within 48 to 72 hours of placement, the Company does not have any substantial backlog.
Management reduced certain inventory items in 1994 to improve turnover and better react to changes in sales mixture.

Employees

     As of December 31, 1995, the Company and its subsidiaries employed approximately 75 individuals, of whom 10 were employed in sales and marketing; 56 were employed in manufacturing and delivery; and 9 were employed in administration. Approximately 47 of the employees of Berger are represented by one of two labor unions. Berger's labor contract with The International
Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 169 expires
November 15, 1997. Berger also has a contract with the Teamsters Local Union 107, which expires
March 31, 1998. The Company and its subsidiaries believe that their employee relations are good.

Government Regulation

     The Company is subject to numerous federal and state regulations relating to, among other things, the operations of a manufacturing facility, the storage and disposal of environmentally sensitive materials, the control of emission levels, employee safety and health, employee wages and general environmental matters. The Company believes that such regulations are complied with on a consistent basis, and does not have any outstanding notices from any federal or state regulatory body or agency indicating a failure to comply with any such regulations.


Item 2. Properties

     Berger currently occupies the Company owned Feasterville Facility, a one hundred and five thousand square foot manufacturing and office facility, located in Feasterville, PA. The Company's corporate and sales office occupy space at the same location. The Company also leases approximately twenty thousand square feet of warehouse space on the same block as the Feasterville
Facility.

     The Company has a mortgage on the Feasterville Facility. The principal amount of the mortgage debt on the Feasterville Facility was approximately $1,697,000 at December 31, 1995.
Such amount is being paid in monthly payments of approximately $17,400 with a maturity date of
May 2016. The mortgage lender retains the right to declare the entire balance outstanding due at any time after April 23, 2001, upon 60 days prior notice.

Item 3. Legal Proceedings

     As of the date hereof, the Company is not aware of any legal actions or proceedings presently pending against the Company or its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.





                                  PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

     The Company's Common Stock is traded in the over-the-counter market and is included for quotation on the NASDAQ Bulletin Board under the symbol "BGRH."

     The following table sets forth certain information with respect to the high and low bid prices of the Company's Common Stock during 1994 and 1995. These quotations reflect inter-
dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.
                                   High            Low

    1994

    First Quarter                $2 15/16        $1 11/16
    Second Quarter                2 3/8           1 3/8
    Third Quarter                 2               1 1/4
    Fourth Quarter                1 5/8           1


    1995

    First Quarter                $1 7/16         $1
    Second Quarter                1 3/4           1 1/4
    Third Quarter                 1 1/4           1 1/16
    Fourth Quarter                1 3/8             3/4


     On December 31, 1995, there were approximately 500 holders of record of shares of
Common Stock; however, management believes, based upon the number of annual reports and proxy statements requested by nominee holders of the Company's Common Stock, that the number of beneficial holders exceeds 1,100.

Dividend Policy

     The Company has not paid any cash dividends on its Common Stock to date, and does not anticipate or contemplate paying cash dividends in the foreseeable future.



Item 6. Selected Financial Data

         Selected Financial Data For Berger Holdings, Ltd. and Subsidiary*

                                 Year Ended December 31







                     1995        1994        1993        1992        1991


Net Sales          $15,653,321 $16,595,918 $11,938,804 $10,138,334 $15,575,095
Cost of Sales       13,378,061  14,413,877  10,495,647   9,390,106  14,257,421

Gross Profit         1,915,260   2,182,041   1,443,157     748,228   1,317,674

Selling, Admin
  and General Exp    2,225,685   1,914,700   1,609,681   1,699,482   2,634,321
Amort of Consult Costs   -         205,000      20,000       -           -

Inc/(Loss) from Oper  (310,425)     62,341    (186,524)   (951,254) (1,316,647)

Interest Expense      (570,420)   (520,908)   (480,535)   (232,053)   (748,495)
Other Income (Expense)  30,984      (2,084)       -          3,130     114,476

Loss from Continuing
  Oper before Extraord
  & Reorg Items       (894,861)   (460,651)   (667,059) (1,180,177) (1,950,666)

Reorganization Items      -           -       (110,408)   (655,825)     (25,000)

Loss before Extra Item(894,861)   (460,651)   (777,467) (1,836,002)  (1,975,666)
Extraordinary Item        -        948,207   1,151,270   1,692,887         -

Net Income (Loss)     (849,861)    487,556     373,803    (143,115)  (1,975,666)

PRIMARY EARNINGS (LOSS)
PER COMMON SHARE:

Inc/(Loss) from Contin
  Operations            ($0.26)     ($0.15)     ($0.33)     ($7.60)      ($9.20)

Extraordinary Item        0.00         .32         .49        7.00         0.00

Share Earn (Loss) p/shr ($0.26)      $0.17       $0.16      ($0.60)      ($9.20)

TOTAL ASSETS        $9,885,339 $10,352,762 $10,054,125  $9,962,816  $11,498,449

LONG TERM DEBT AND
  REDEEM COMMON STK $1,676,713  $3,873,299  $4,982,501  $5,401,913   $2,079,125

SHAREHOLDERS' EQUITY$4,635,369  $5,171,321  $3,849,600  $1,887,330   $1,856,681

Item 7. Management's Discussion and Analysis or Financial Condition and Results of Operations

Results of Operations

     The Company's results of operations for the year ended December 31, 1993 represents the consolidated operations of the Company and its two then operating subsidiaries, Berger and
Graywood. The Company's results of operations for the year ended December 31, 1994 and 1995 represent the consolidated operations of the Company its subsidiary, Berger Financial and Berger
Financial's operating subsidiary, Berger.

     Net sales decreased to $15,653,000 in 1995 from $16,596,000 in 1994 and increased from
$11,939,000 in 1993.   The mild winter of 1994/95 and an unusually dry spring
and summer in the
Company's core market during 1995 created most of the decline in sales from 1994 to 1995.

     The Company's gross profit, as a percentage of revenue, equalled 12.2% in 1995, as compared with 13.1% in 1994 and 12.1% in 1993. The Company's gross profit is directly tied to an increase or decrease in its net sales. In 1995, the Company experienced relatively even raw material prices, but was unable to put through any significant price increases to offset increases in the costs of direct labor and associated benefits. Even though sales increased dramatically in
1994, the Company's inability to immediately pass on higher raw material costs to its customers in the form of price increases was due to competitive market pressures.

     Selling, administrative and general expenses, as a percentage of net sales, increased to
14.2% in 1995 from 12.8% in 1994 and 13.7% in 1993.  In 1995, the percentage increased
primarily due to increases in advertising and marketing programs.

     The loss from operations was $310,000 in 1995 as compared to income from operations of $62,000 in 1994 (net of $205,000 of non-cash consulting costs) and a loss from operations of
$187,000 (net of 20,000 of non-cash consulting costs) in 1993. The loss in 1995 was primarily caused by a decrease in sales coupled with and increase in sales and marketing efforts, as well as increased administrative costs.

     Interest expense increased to approximately $570,000 in 1995 up from $521,000 in 1994 and $481,000 in 1993. Although the Company was able to reduce the outstanding principal amount of its debt through the CIT Financing Arrangement, the rate of interest charged in 1995 and 1994 was significantly higher than that charged in 1993.

     Due to the factors described above, the loss before reorganization and extraordinary items increased to $850,000 in 1995 from $461,000 (net of $205,000 in non-cash consulting costs) in
1994 and $667,000 (net of $20,000 in non-cash consulting costs) in 1993.

     The net loss was $850,000 in 1995 as compared to net income of $488,000 in 1994 and
$373,000 in 1993. An extraordinary gain of approximately $948,000 in 1994, and $1,151,000 in
1993 exceeded reorganization expenses of $0 in 1994, and $110,000 in 1993. Since 1992 approximately $2,558,000 of pre-Petition accounts payable, miscellaneous notes and bank fees were exchanged for 390,540 shares of Common Stock of the Company.

Liquidity and Capital Resources

     After emergence from bankruptcy in April, 1993, the Company operated from its own cash flow in addition to securing approximately $400,000 in trade credit and raising over
$2,000,000 in capital. Starting in June, 1994 through December 31, 1995, the Company's principal sources of operating capital have been cash flow from operations and the Revolving
Loan and Term Loan provided  by CIT.

     At December 31, 1995, the working capital of the Company was negative $470,000
(resulting in a ratio of current assets to current liability of .87 to 1), compared to $2,104,000
(2.61 to 1) at December 31, 1994. This change was due primarily to the reclassification of CIT's
Loan to a current liability in 1995 as compared to a long term liability in 1994. The Company is currently negotiating the extension of the CIT Financing Arrangement. CIT has indicated to the
Company that any renewal will be on terms no less favorable than the current terms. There can be no assurance that the Company will be able to negotiate an extension of the CIT Financing
Arrangement on favorable terms or at all. In the event that the Company is unable to negotiate an extension of the CIT Financing Arrangement on favorable terms or at all, the Company will seek alternate sources of debt or equity financing.

     At December 31, 1995, current liabilities totalled $3,573,000, primarily consisting of
$1,496,000 of accounts payable and accrued expenses and $2,077,000 of current maturities of long-term debt.

     At December 31, 1995 and 1994, asset based debt under the CIT Financing Arrangement totaled $2,011,000 and $2,281,000, respectively.

     In 1995 the Company was able to raise approximately $240,000 of additional capital in addition to securing an aggregate of approximately $1,100,000 in trade credit as compared with trade credit of approximately $750,000 in 1994.

     Cash flow provided by operating activities for the year ended December 31, 1995 was
$465,000 as compared to $158,000 used in operating activities for the year ended December 31,
1994. The cash provided by operating activities was primarily a result of increased accounts payable and accrued expenses, reduced inventory and no discharge of liabilities during 1995.

     Net cash used by investing activities totalled $227,000 in the year ended December 31,
1995, primarily as a result of decreased equipment purchases, as compared to cash used in investing activities of $717,000 for the year ended December 31, 1994.

     Net cash used in financing activities totalled $146,000 for the year ended December 31,
1995, as compared to $376,000 provided by financing activities in the year ended December 31,
1994, such difference was primarily a result of the reduced private placements in 1995. The
Company issued an aggregate of 240,000 shares of Common Stock and options to purchase an additional 112,500 shares of Common Stock pursuant to such private placements in 1995.

Item 8. Financial Statement and Supplementary Data

     Attached at pages F-1 through F-2? are the financial statements and financial statement schedules identified in Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

Item 10. Directors and Executive Officers of the Corporation

     The following are the Executive Officers and Directors of the Company as of the date of this report. The Corporation's By-Laws, as amended in 1993, provide for the classification of
Directors into three classes, as nearly equal in numbers as possible, with one class being elected at each annual meeting for a term of three years. Terms of directors of Class I will expire in 1997, the term of directors of Class II in 1998 and the term of directors of Class III in 1996. There is no family relationship among any of the Company's officers or directors. The current directors of the Company will serve until their terms expire or until their successors in office are elected or appointed and qualified.
                     EXECUTIVE OFFICERS AND DIRECTORS

Name                    Age       Position(s)

Theodore A. Schwartz    66        Chairman of the Board of Directors and
(Class III)                       Chief Executive Officer of the Company,
                                  Berger Bros and Berger Financial

Joseph F. Weiderman     54        Director, President, Chief Operating
(Class III)                       Officer, Chief Financial Officer, Treasurer
                                  and Secretary of the Company, President of Berger Bros and Berger Financial

Paul L. Spiese, III     44        Director of the Company, Vice President -
(Class II)                        Manufacturing of Berger Bros

Jacob I. Haft, M.D.     59        Director
(Class III)

Dr. Irving Kraut        78        Director
(Class I)

Larry Falcon            56        Director
(Class II)

Jeffrey I. Schocket     49        Director
(Class I)

     THEODORE A. SCHWARTZ, was elected a Director of the Company effective June
1987 and served as President of the Company from May 5, 1988 to May 30, 1989 and from July
17, 1990 to January 15, 1991. From May 30, 1989 to present, Mr. Schwartz has served as
Chairman of the Board of Directors and Chief Executive Officer of the Company.

     JOSEPH F. WEIDERMAN, was elected a Director of the Company on June
1, 1990,
served as Chief Financial Officer, Secretary and Treasurer of the Company since February 1990, and was elected President of the Company on January 15, 1991. Mr. Weiderman holds a
Bachelor of Science Degree in Accounting and a Master of Business
Administration Degree in
Finance from LaSalle University. Prior to his joining the Company, Mr. Weiderman had served for over fourteen years as the Chief Financial Officer of Harry Levin, Inc., a multi-store retailer of major appliances and furniture.

     PAUL L. SPIESE, III, was elected a Director of the Company on March 30, 1991. Mr.
Spiese joined the Company as Plant Manager in 1985 and was named Vice
President -
Manufacturing in July 1990.  Previously, he was employed by Hurst
Performance, Inc. as a Plant Manager.

     JACOB I. HAFT, M.D., was elected a Director of the Company in conjunction with the
Company's acquisition of Berger in 1989. Dr. Haft has practiced medicine, with a specialization in cardiology, for over twenty-five years. Since 1974, Dr. Haft has been the director of the
Department of Cardiology of St. Michael's Medical Center in Newark, New Jersey. In addition,
Dr. Haft is currently a Clinical Professor of Medicine at the New Jersey College of Medicine and
Dentistry and Professor of Medicine at the Seton Hall University Post Graduate School of
Medicine. Dr. Haft has several professional certifications, is a member of various professional societies and associations and has published many scholarly articles and books. During 1986 and
1987, Dr. Haft served on the New Jersey Cardiac Services Task Force of the New Jersey
Department of Health. Dr. Haft currently serves on the Cardiac Services Committee of the New
Jersey Department of Health.

     LARRY FALCON has served as a Director of the Company since November
1985.  He
has also served as President of the Residential Division of The Kaplan Organization, a real estate developer and an affiliate of a shareholder of the Company, since 1985.

     DR. IRVING KRAUT was elected as a director in July 1993. Dr. Kraut was a practicing orthodontist from 1948 to 1991. Since that time, he has served as a consultant to orthodontists in his capacity as President of Irving Kraut, D.D.S., P.A. Since 1978, Dr. Kraut has served as a director of Princeton Research Lands, Inc., a private real estate company.

     JEFFREY I. SCHOCKET has served as a Director of the Company since September 3,
1986. In addition, Mr. Schocket served as President of the Company from September 3, 1986 to
May 5, 1988. He has been Chief Financial Officer of The Kaplan Organization, since January 1986.

Item 11. Executive Compensation

     The following table shows the annual compensation of each of the Company's executive officers for the years 1995, 1994 and 1993.

                        SUMMARY COMPENSATION TABLE

                                                    Long-Term
                                                     Compensation
                         Annual Compensation          Awards
    (a)              (b)    (c)       (d)     (e)         (g)        (i)
Name & Principal     Year Salary$    Bonus$ Oth Ann     Options/   All Oth
  Position                                  Compens$    SARs #     Compens$

Theodore A. Schwartz 1995 $124,865      0       0       150,000    $10,699(1)
Chairman & Chief     1994  108,070(2)   0       0             0     10,460
Executive Officer    1993   96,904(2)   0       0       100,000      7,000
of the Company

Joseph F. Weiderman  1995 $109,346      0       0       150,000     $1,877(3)
Prisident, Chief     1994   94,723(2)   0       0             0      2,188
Operating Officer,   1993   83,725(2)   0       0       100,000      1,708
Chief Financila Officer
and Treasurer of the
Company

Paul L. Spiese, III  1995  $80,204      0       0       150,000      1,071(4)
Vice President-      1994   73,536(2)   0       0             0      1,798
Manufacturing of     1993   68,384      0       0       100,000      1,648
the Company

___________________________
1 Represents premiums paid by the Company for life insurance for the benefit of Mr. Schwartz.
2 All Officers voluntarily accepted less than their contractual salaries during 1993 and 1994.
3 Represents premiums paid by the Company for life insurance for the benefit of Mr. Weiderman.
4 Represents premiums paid by the Company for life insurance for the benefit of Mr. Spiese.

          The following table shows the number of options granted to the Company's executive officers during 1995:

                        OPTION GRANTS IN LAST FISCAL YEAR

          (a)                 (b)           (c)            (d)
                                         % Total
                                       Option/SARs
                                        Granted to     Exercise or
                          Options/SARs   Employees     Base Price
          Name             Granted (#) InFiscalYear      ($/Sh)




Theodore A. Schwartz         150,000         22%          $1.50

Joseph F. Weiderman          150,000         22%          $1.50

Paul L. Spiese, III          150,000         22%          $1.50



       The following table shows (1) the number and value of options exercised by the Company's executive officers during fiscal year 1995 and (2) the number and value of unexercised options held by the Company's executive officers at the end of 1995:

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
        (a)                 (b)             (c)                 (d)
                                                      # of Unexercised Options
                                                            at FY-End(#)

                                           Value            Exercisable/
        Name            on Exercise ($)   Realized ($)      Unexercisable



Theodore A. Schwartz          0               0             156,633/150,000

Joseph F. Weiderman           0               0             113,643/150,000

Paul L. Spiese, III           0               0             104,643/150,000




     During 1995, members of the Company's Board of Directors who were not also executive officers of the Company were paid $250 per Board meeting attended. An aggregate of $2,250 was paid to directors for their services. No director was paid more than $750.

Employment Agreements

Theodore A. Schwartz

     Pursuant to an Employment Agreement dated as of January 1, 1994, Mr. Schwartz is employed by the Company as its Chief Executive Officer. Such agreement is for a term of five years and expires December 31, 1998. The agreement provides for a base annual salary of
$125,000 with annual increases based on the Consumer Price Index ("CPI"). In addition to his salary, the agreement provides that Mr. Schwartz shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Corporation and Mr.
Schwartz have not agreed to an extension of such agreement for a minimum additional term of three years, the Corporation is obligated to pay Mr. Schwartz an amount equal to 50% of his then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that Mr. Schwartz is unable to perform his duties under the agreement for an aggregate period of more than 180 days in any 365 day period, the Corporation may terminate Mr.
Schwartz' employment upon 90 days notice. In such event, the Corporation is obligated to pay
Mr. Schwartz his full salary for a period of twelve months. At the end of such twelve month period, the Corporation is obligated to pay Mr. Schwartz the sum of $1,000 per week, subject to certain reductions set forth in the agreement, for a period of three years and then $500 per week for the remainder of Mr. Schwartz' life.

     Mr. Schwartz is also entitled to the use of a car provided by the Company and receives life insurance to benefit the beneficiary of his choice in the face amount of $500,000. During the term of the agreement, and so long as Mr. Schwartz receives the Severance Payment, Mr. Schwartz is prohibited directly or indirectly engaging in any business which is the same as, similar to or in competition with the business of the Corporation.

Joseph F. Weiderman

     Pursuant to an Employment Agreement dated as of January 1, 1994, Mr. Weiderman is employed by the Company as its President and Chief Operating Officer. Such agreement is for a term of five years and expires December 31, 1998. The agreement provides for a base annual salary of $110,000 with annual increases based on the CPI. In addition to his salary, the agreement provides that Mr. Weiderman shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Corporation and Mr. Weiderman have not agreed to an extension of such agreement for a minimum additional term of three years, the Corporation is obligated to pay Mr. Weiderman an amount equal to 50% of his then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that Mr. Weiderman is unable to perform his duties under the agreement for an aggregate period of more than 180 days in any 365 day period, the Corporation may terminate Mr. Weiderman's employment upon 90 days notice. In such event, the Corporation is obligated to pay Mr.
Weiderman his full salary for a period of twelve months. At the end of such twelve month period, the Corporation is obligated to pay Mr. Weiderman the sum of $1,000 per week, subject to certain reductions set forth in the agreement, for a period of three years and then $500 per week for the remainder of Mr. Weiderman's life.

     Mr. Weiderman is also entitled to the use of a car provided by the Company and receives life insurance to benefit the beneficiary of his choice in the face amount of $500,000. During the term of the agreement, and so long as Mr. Weiderman receives the Severance Payment, Mr.
Weiderman is prohibited directly or indirectly engaging in any business which is the same as, similar to or in competition with the business of the Corporation.

Paul L. Spiese, III

     Pursuant to an Employment Agreement dated as of January 1, 1994, Mr. Spiese is employed by the Company as its Vice President of Manufacturing. Such agreement is for a term of five years and expires December 31, 1998. The agreement provides for a base annual salary of
$80,000 with annual increases based on the CPI. In addition to his salary, the agreement provides that Mr. Spiese shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Corporation and Mr. Spiese have not agreed to an extension of such agreement for a minimum additional term of three years, the Corporation is obligated to pay Mr. Spiese an amount equal to 50% of his then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that Mr. Spiese is unable to perform his duties under the agreement for an aggregate period of more than 180 days in any 365 day period, the Corporation may terminate Mr. Spiese's employment upon 90 days notice. In such event, the
Corporation is obligated to pay Mr. Spiese his full salary for a period of twelve months. At the end of such twelve month period, the Corporation is obligated to pay Mr. Spiese the sum of
$1,000 per week, subject to certain reductions set forth in the agreement, for a period of three years and then $500 per week for the remainder of Mr. Spiese's life.

     Mr. Spiese is also entitled to the use of a car provided by the Company and receives life insurance to benefit the beneficiary of his choice in the face amount of $500,000. During the term of the agreement, and so long as Mr. Spiese receives the Severance Payment, Mr. Spiese is prohibited directly or indirectly engaging in any business which is the same as, similar to or in competition with the business of the Corporation.



Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

     The following table sets forth, as of December 31, 1995, information with respect to the beneficial ownership of the Company's directors, all directors and executive officers as a group, and all persons believed by the Company to beneficially own more than 5% of the Company's outstanding Common stock based upon filings with the Securities and Exchange Commission.
Unless otherwise indicated, such ownership is believed to be direct, with sole voting and investment power.

Name of                            Shares Owned
Outstanding                        Beneficially             Percentage
Beneficial Owner                   and of Record            of Shares

Theodore A. Schwartz               315,225 (1)                 8.34%

Joseph F. Weiderman                245,090 (2)                 6.61%

Paul L. Spiese, III                194,726 (3)                 5.29%

Jacob I. Haft, M.D.                106,700 (4)                 2.98%

Larry Falcon                        22,791 (5)                  .64%

Dr. Irving Kraut                   162,533 (6)                 4.49%

Jeffrey I. Schocket                 22,857 (7)                  .64%

Francis E. Wellock, Jr.             55,750 (8)                 1.56%

All Directors and Executive
Officers as a group (8 persons)  1,125,672                    26.03%


(1) Includes 1,500 shares of Common Stock registered to Mr. Schwartz as joint tenant with
Janice L. Bredt and options and warrants to purchase 246,630 shares of Common Stock.

(2)   Includes options and warrants to purchase 178,643 shares of Common Stock.

(3)   Includes options and warrants to purchase 149,726 shares of Common Stock.

(4)   Includes options and warrants to purchase 47,414 shares of Common Stock.

(5)   Consists solely of options and warrants to purchase shares of Common
Stock.

(6)   Includes options and warrants to purchase 85,000 shares of Common Stock.

(7)   Includes options and warrants to purchase 22,791 shares of Common Stock.

(8)   Includes options and warrants to purchase 40,000 shares of Common Stock.

Item 13. Certain Relationships and Related Transactions


        Joseph F. Weiderman

        The Company holds two Promissory Notes made by Mr. Weiderman, President and Chief
Financial Officer of the Company, one in the principal amount of $50,000 and one in the principal amount of $25,000 (the "Notes"), each of which bears an interest rate of six percent per annum.
Each of the Notes requires the principal and accrued interest to be paid on or before December
31, 1997. The proceeds of the Notes were used by Mr. Weiderman to purchase securities of the
Company in the Company's private placements. Such securities were purchased on the same terms as other investors in the private placements. The largest aggregate amount outstanding under the Promissory Notes during the year ended December 31, 1995 was $75,000, all of which is currently outstanding.








                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     The following documents are filed as a part of this report:

1. Financial statements - attached at pages F-1 through F-21 are the financial statements and financial schedules set forth below, and which are incorporated by reference in Item 8:

Berger Holdings, Ltd.

Reports of Independent Auditors on Financial Statements
of Berger Holdings, Ltd.and Subsidiary for 1995, 1994
and 1993                                                                F-1

Consolidated Balance Sheets of Berger Holdings, Ltd.
(formerly' Inovex Industries, Inc.) and Subsidiary as
of December 31, 1995 and 1994                                           F-2

Consolidated Statements of Operations of Berger
Holdings, Ltd. and Subsidiary for the years ended
December 31, 1995, 1994, and 1993                                       F-3

Consolidated Statements of Stockholders' Equity of
Berger Holdings, Ltd. and Subsidiary for the years
ended December 31, 1995, 1994 and 1993                                  F-5

Consolidated Statements of Cash Flows of Berger Holdings,
Ltd. and Subsidiary for the years ended December 31, 1995,
1994 and 1993                                                           F-6

Notes to Consolidated Financial Statements of Berger
Holdings, Ltd. and Subsidiary                                           F-9







2. Financial statement schedules - The following consolidated financial statement schedules are included herein:

Schedule V  --Consolidated Property, Plant and Equipment

Schedule VI --Consolidated Accumulated Depreciation, Depletion and
              Amortization of Property, Plant and Equipment

Schedule IX --       Consolidated Short-Term Borrowings

All other schedules for which provision is made in the applicable accounting regulations of the
Securities and Exchange Commission are not required under the related instructions or are included in the financial statements or the notes thereto and therefore have been omitted.

3.       Exhibits

Exhibit
Number       Title                Method of Filing

2(a)        Debtor's Third Amended     Incorporated by reference to Exhibit
            Joint Plan of              1 of the Company's Current Report on
            Reorganization             Form 8-K filed on March 31, 1993 (the
                                       "Form 8-K")

2(b)        Third Amended Disclosure   Incorporated by reference to Exhibit
            Statement for Debtor's     2 of Form 8-K
            Amended Joint Plan of
            Reorganization

2(c)        Settlement Agreement by    Incorporated by reference to Exhibit
            and between the Registrant 4 of Form 8-K and Meridian Bank

3(a)        Articles of                Incorporated by Reference to
            Incorporation and          Exhibit 3 of the Registration
            Bylaws                     Statement on Form S-18 filed Feb 15,
                                       1983 (File No. 2-81851-W) (the "1983
                                       Registration Statement")

3(b)        Articles of Amendment      Incorporated by reference to
            dated November 29,         Exhibit 3(b) of the Annual
            1989                       Report on Form 10-K for the year ended
                                       Dec 31, 1989 (the "1989 Form 10-K")

Exhibit
Number       Title                     Method of Filing

3(c)        Articles of Amendment      Incorporated by reference to
            effective July 30,         Exhibit 3(c) to Amendment No. 1
            1990                       to the Registration Stment on Form S-1
                                       filed on Oct 15, 1990 ("Pre-Effective
                                       Amendment No. 1")

3(d)        Amended and Restated       Incorp by reference to Exhibit 3(d)
            By laws                    of the Registration Stment on Form S-1
                                       filed June 16,1993 (the "1993 Form S-1")

3(e)        Articles of Amendment      Filed Herewith
            dated July 22, 1993

4(a)        Form of 1993               Incorp by reference to Exhibit 4(g)
            Private Placement Warrant  of the 1993 Form S-1

4(b)        Form of Consulting         Incorpor by reference to Exhibit 4(h)
            Warrant by and between     of the 1993 Form S-1
            the Company and Universal
            Solutions, Inc.

4(c)        Form of 1993               Incorporated by reference to Exhibit 4.9
            Private Placement Warrant  of the Registration Statemnt on Form S-3
            No. 2                      filed January 21, 1994 (the "Form S-3")

4(d)        Form of Consulting         Incorp by reference to Exhibit 4.10
            Warrant                    of the Form S-3

10(a)       Lease Agreement            Incorporated by reference to
            between Berger Bros        Exhibit 10(i) of the 1989
            Company and Feaster-       Form 10-K
            ville Associates
            dated May 30, 1989







Exhibit
Number       Title                     Method of Filing

10(b)       Addendum to Lease          Incorporated by reference to
            Agreement between          Exhibit 10(j) of the 1989
            Berger Bros Company        Form 10-K
            and Feasterville
            Associates dated
            May 30, 1989

10(c)       Cobra Ridge Vent           Incorporated by reference to
            Sale Agreement             Exhibit 10(r) of the Annual Report on
                                       Form 10-K for the year ended Dec 31,
                                       1993

10(d)       Employment Agreement       Filed Herewith
            between Berger Holdings,
            Ltd. and Theodore
            A. Schwartz

10(e)       Employment Agreement       Filed Herewith
            between Berger Holdings,
            Ltd. and Joseph
            F. Weiderman

10(f)       Employment Agreement       Filed Herewith
            between Berger Holdings,
            Ltd. and Paul L. Spiese, III

21          Subsidiaries of the        Incorporated by reference to
            Company                    Exhibit 22 to the 1989 Form 10-K

27          Financial Data Schedule

     All other exhibits for which provision is made in the applicable regulations of the
Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.
(b)  Reports on Form 8K:
          No Reports on Form 8K were filed during the last quarter covered by this report.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of March, 1996.
                                   BERGER HOLDINGS, LTD.

                              By:  /S/ THEODORE A. SCHWARTZ
                                   Theodore A. Schwartz
                                   Chief Executive Officer

                              By:  /S/ JOSEPH F. WEIDERMAN
                                   Joseph F. Weiderman
                                   President, Principal Financial
                                   Officer and Principal Accounting
                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated:

Signature                   Title                         Date

/S/ THEODORE A. SCHWARTZ     Chief Executive Officer      March 28, 1996
Theodore A. Schwartz         and Chairman of the Board

/S/ PAUL L. SPIESE, III      Director                     March 28, 1996
Paul L. Spiese, III          Vice President

/S/ JOSEPH F. WEIDERMAN      President, Principal         March 28, 1996
Joseph F. Weiderman          Financial Officer,
                             Director

                             Director                     March __, 1996
Larry Falcon

                             Director                     March __, 1996
Jacob I. Haft, M.D.

/S/ DR. IRVING KRAUT         Director                     March 28, 1996
Dr. Irving Kraut

                             Director                     March __, 1996
Jeffrey I. Schocket


Independent Auditor's Report


February 28, 1996


Stockholders and Board of Directors
Berger Holdings, Ltd. and Subsidiary
Feasterville, Pennsylvania


  We have audited the accompanying consolidated balance sheets of BERGER HOLDINGS, LTD. AND SUBSIDIARY as of December 31, 1995 and 1994 and the related consolidated statements of operations, of stockholders' equity, and of cash flows and the financial statement schedules listed under Item 14(a)(2) of the Company's annual report on Form 10-K for each of the three years in the period ended December 31, 1995. These financial statements and schedules are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards.
Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BERGER HOLDINGS, LTD.
AND SUBSIDIARY as of
December 31, 1995 and 1994, and the results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. The financial statement schedules referred to above are fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.




GOLDENBERG ROSENTHAL FRIEDLANDER, LLP


Jenkintown, Pennsylvania



                                                F1

BERGER HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS





                                              December 31

   ASSETS (Note 7)                            1995              1994

Current assets
   Cash (Note 15)                             $     171,432     $      79,391
   Accounts receivable, net of allowance for doubtful
      accounts of $43,000 in 1995 and $73,000 in
   Inventories (Notes 2 and 3)                    1,593,642         1,881,896
   Prepaid and other current assets                 117,347           211,172

   Total current assets                           3,103,486         3,411,890

Property and equipment, net (Notes 2 and 4)       5,742,270         6,155,729

Other assets (Note 5)                               488,409           155,169

Goodwill, net of accumulated amortization of $314,730 in
   1995 and $235,930 in 1994 (Note 2)               551,174           629,974

                                              $   9,885,339     $  10,352,762

                                               December 31

   LIABILITIES AND STOCKHOLDERS' EQUITY              1995                1994

Current liabilities
   Current maturities of long-term debt (Notes $   2,077,171     $     228,174
   Accounts payable (Note 16)                      1,150,365           620,603
   Accrued expenses (Note 6)                         345,721           459,365

   Total current liabilities                       3,573,257         1,308,142


Long-term debt, net of current maturities (Notes   1,676,713         3,873,299

   Total liabilities                               5,249,970         5,181,441

Commitments and contingencies (Note 10)

Stockholders' equity (Notes 2, 8, 12 and 14)
   Common stock, $.01 par value
      Authorized        20,000,000 shares
      Issued and outstan  3,531,439 shares in 1995
                          3,191,439 shares in 19      35,314            31,914
   Additional paid-in capital                     15,088,747        14,778,238
   Accumulated deficit                           (10,288,692)       (9,438,831)

                                                   4,835,369         5,371,321
   Less common stock subscribed                     (200,000)         (200,000)

                                                   4,635,369         5,171,321

                                               $   9,885,339     $  10,352,762

See notes to consolidated financial statements
F2
BERGER HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS




                                    Year Ended December 31

                                    1995             1994             1993

Net sales (Note 11)            $  15,653,321    $  16,595,918    $  11,938,804

Cost of sales                     13,738,061       14,413,877       10,495,647

Gross profit                       1,915,260        2,182,041        1,443,157

Selling, administrative and general
   expenses (Notes 2 and 10)       2,225,685        1,914,700        1,609,681

Amortization of consulting costs (Not    -            205,000           20,000

                                   2,225,685        2,119,700        1,629,681

Income (loss) from operations       (310,425)          62,341         (186,524)

Other (expense) income
   Interest expense (contractual interest
      of $532,053 in 1993)          (570,420)        (520,908)        (480,535)
   Other income (expense), net        30,984           (2,084)           -

                                    (539,436)        (522,992)        (480,535)

Loss before reorganization items and
   extraordinary item               (849,861)        (460,651)        (667,059)

Reorganization items (Note 13)
   Professional fees                   -                -              (55,996)
   Other                               -                -              (54,412)

                                       -                -             (110,408)

Loss before extraordinary item      (849,861)        (460,651)        (777,467)

Extraordinary item (Note 14)           -              948,207        1,151,270

Net income (loss) (Note 9)     $    (849,861)   $     487,556    $     373,803

(continued)




See notes to consolidated financial statements
F3
BERGER HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)

                                    Year Ended December 31

                                    1995             1994             1993

Earnings (loss) per common share
   (Notes 2, 8 and 12)                -                -                -

   Primary
      Loss per common share before
         extraordinary item          ($0.26)          ($0.15)          ($0.38)

      Extraordinary item per common s    -              0.32             0.56

      Earnings (loss) per comm shar  ($0.26)           $0.17            $0.18

   Weighted average number of common
      and common equivalent shares
      outstand during the period  3,326,165        2,920,362        2,059,227


   Fully Diluted
      Loss per common share before
         extraordinary item          ($0.26)          ($0.15)          ($0.33)

      Extraordinary item per share    -                 0.32             0.49

      Earnings (loss) per comm shar  ($0.26)           $0.17            $0.16

   Weighted average number of common
      and common equivalent shares
      outstand during the period  3,326,165        2,920,362        3,430,699

See notes to consolidated financial statements
F4

BERGER HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                 Common Stock
                                   Common Stock                   Subscribed
                                        Additional
                      No of              Paid-in   Accumulated    No of
                      Shares     Amount  Capital     Deficit      Shares  Amt

Bal Jan 1, 1993      842,689  $ 8,427  $12,179,093 $(10,300,190)   -      $ -
Shares issued in exchange
 for debts (Note 14) 109,205    1,092      225,991    -            -        -
Shares issued in private
 placements (Note 12)967,333    9,673    1,116,711    -      200,000  200,000
Warrants exercised at
 $1.50 per share
 (Note 12)           140,000    1,400      208,600    -            -        -
Warrants issued in
 exchange for
 promotional services
 (No                       -        -      225,000    -            -        -
Net income for the year
 ended Dec 31, 1993       -        -            -      373,803     -        -

Bal Dec 31, 1993   2,059,227   20,592   13,955,395  (9,926,387) 200,000 200,000
Shares issued in
 exchange for debts
 (Note 14)             2,212       22        3,408    -            -        -
Shares issued in
 private placements
 (Note 12)           220,000    2,200      160,035    -            -        -
Warrants exercised at
 $.50 per share
 (Note 8)            450,000    4,500      220,500    -            -        -
Warrants exercised at
 $1.25 per share
 (Note 8)            300,000    3,000      372,000    -            -        -
Warrants exercised at
 $1.50 per share
 (Note 12)            58,000      580       86,420    -            -        -
Shares issued in
 exchange for services
 (Note 10)           102,000    1,020       (1,020)   -            -        -
NASDAQ costs associated
 with private plcemnts     -        -      (18,500)   -            -        -
Net income for the year
 ended December 31, 1994   -        -            -     487,556     -        -

Bal, Dec 31, 1994  3,191,439   31,914   14,778,238  (9,438,831) 200,000 200,000
Shares issued in
 exchange for equip
 deposit (Note 5)    100,000    1,000      111,500     -           -        -
Shares issued in
 private placements
 (Note 12)           240,000    2,400      199,009     -           -        -
Net loss for the
 year ended
 Dec 31, 1995              -        -            -    (849,861)    -        -
Bal, Dec 31, 1995  3,531,439  $35,314  $15,088,747$(10,288,692) 200,000 200,000


See notes to consolidated financial statements
F5

BERGER HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Year Ended December 31

                                     1995             1994             1993

Cash flows from operating activities
   Net income (loss)           $    (849,861)   $     487,556    $     373,803
   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities
         Gain on dische of liabilit       -          (948,207)      (1,151,270)
         Deprec and amortization     719,245          699,258          667,265
         Amort of deferre              -              205,000           20,000
         (Increase) decrease in assets
            Accts recvable            18,366         (366,376)        (296,979)
            Inventories              288,254         (634,122)          27,033
            Other current and long-term
               assets               (126,915)          43,441           93,285
         Increase (decrease) in accounts
            pay and accru expens     416,118          355,368         (374,804)

   Total adjustments               1,315,068         (645,638)      (1,015,470)

   Net cash provided by (used in) operating
      activities                     465,207         (158,082)        (641,667)

Cash flows used in investing activities
   Acquisition of property and equipment,
      net of retirements            (226,986)        (717,311)        (191,602)

(continued)

See notes to consolidated financial statements
F6
BERGER HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS


(continued)

                                     Year Ended December 31

                                     1995             1994             1993

Cash flows from financing activities
   Proceeds from work cap line         -            2,281,598            -
   Loan repayments                  (347,589)      (2,588,581)        (332,285)
   Gross proceeds from issuance of stock
      under private placements and
      stock warrants                 239,000          907,000        1,215,500
   Purch of comm stock put option      -             (151,125)           -
   Costs of private placement        (37,591)         (72,837)         (79,116)

   Net cash provided by (used in) financing
      activities                    (146,180)         376,055          804,099

Net increase (decrease) in cash       92,041         (499,338)         (29,170)

Cash, beginning of year               79,391          578,729          607,899

Cash, end of year              $     171,432    $      79,391    $     578,729



SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

      Cash paid during the year $    570,000    $     526,000    $     480,000

(continued)

See notes to consolidated financial statements
F7
BERGER HOLDINGS, LTD. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES

In 1995, the Company issued 100,000 shares of common stock valued at $112,500 as a partial payment on an equipment deposit.

In 1994, the Company incurred $27,864 of costs associated with refinancing its building mortgage which was capitalized to property and credited to the mortgage liability.

In 1993, pursuant to the Plan of Reorganization, the Company issued 109,205 shares of common stock in exchange for outstanding debts of $1,177,580.

In 1993, the Company issued common stock and common stock warrants in exchange for services as follows:


                              Common        Common Stock
                              Stock         Warrants            Value of
                              Issued        Issued              Services

  Cost of private placement    24,000             -          $      24,000

  Promotional services           -              450,000            225,000


See notes to consolidated financial statements
F8
BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      BUSINESS ORGANIZATION

Berger Holdings, Ltd. ("Company") was incorporated in the Commonwealth of Pennsylvania on August 28, 1979.

The Company operates in a manufacturing facility in Feasterville, Pennsylvania. The Company produces aluminum, galvanized and copper roof drainage products and solid vinyl home siding products. The roof drainage products represent over
90% of the Company revenues, with the balance from the solid vinyl home siding product line. Berger sells to wholesale building product distributors throughout the United States, its territories and Canada, but is specifically concentrated in the Northeast corridor.

On December 29, 1992, the United States Bankruptcy Court for the Eastern District of Pennsylvania confirmed the Company's Plan of Reorganization (the "Plan"). As part of the acceptance of the Plan, the Company reached a settlement agreement with its secured lending institution (the "bank"), and an agreement with the Health and Welfare Fund.



2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Principles of Consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation (A Delaware Corporation formed in 1994)
and Berger Financial's wholly-owned subsidiary, Berger Bros Company. Graywood Products Company, Inc. which was previously included in the consolidation was merged into Berger Bros Company during 1994. All significant intercompany transactions and balances have been eliminated.

                Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                Property and Equipment and Depreciation and Amortization

Property and equipment are stated at cost. For financial reporting purposes, depreciation is computed on the straight-line method over the estimated useful lives of the assets. For income tax purposes, depreciation is computed using accelerated methods.

F9



BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)


       Property and Equipment and Depreciation and Amortization (continued)

Maintenance and repair costs, which do not improve or extend the life of the respective assets, are charged to operations as incurred. Leasehold improvements are amortized over the shorter of the lease term or useful life.

When an asset is sold, retired, or otherwise disposed of, the cost of the property and the related accumulated depreciation is removed from the respective accounts and any resulting gains or losses are included in income.


                Goodwill

Goodwill is amortized using the straight-line method over ten years.


                Earnings (Loss) Per Share

Earnings (loss) per common share amounts are based upon the weighted average number of common and common equivalent shares outstanding during the year.
In 1995 and 1994 common equivalent shares were excluded from the computation because they had an antidilutive effect.


                Management's Judgments and Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



3.      INVENTORIES

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").





F10



BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3.      INVENTORIES (continued)

 As of December 31, 1995 and 1994, inventories consist of the following:

                                       1995                    1994

Raw materials                     $   872,126              $1,010,187
Finished goods                        704,828                 850,771
Packaging materials and supplies       76,688                 102,938
Less provision for obsolescence (       60,000)         (      82,000)

                                    $1,593,642             $1,881,896



4.      PROPERTY AND EQUIPMENT

As of December 31, 1995 and 1994, property and equipment consists of the following:

                                 1995                   1994

Land                     $     485,000           $     485,000
Building                     3,842,865               3,842,865
Machinery                    4,380,359               4,250,600
Furniture and fixtures         359,967                 354,365
Trucks and autos               415,832                 409,332
Dies                           487,748                 461,424
Leasehold improvements         645,954                 587,152
                            10,617,725              10,390,738
Less accumulated depreciation
    and amortization         4,875,455               4,235,009

                          $  5,742,270            $  6,155,729


Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $640,445, $620,458 and $588,465, respectively.

Total cost of machinery under capital leases included above as of December 31, 1995 and 1994 was $151,836 and $175,521, respectively.





F11



BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





5.      OTHER ASSETS

As of December 31, 1995 and 1994, other assets consist of the following:

                         1995                    1994

Equipment deposit     $455,388                $132,000
Other assets            33,021                  23,169


                      $488,409                $155,169


During the current period, the Company gave a vendor 100,000 shares of common stock as a partial payment on an equipment deposit. These shares were valued at $112,500 which represented the market value of stock at the date of the transaction.



6.      ACCRUED EXPENSES

As of December 31, 1995 and 1994, accrued expenses consist of the following:

                                          1995                  1994

Payroll and related expenses            $120,303              $181,000
Volume rebates                           118,954               106,203
Other                                     33,495                19,294
Professional fees                         24,635                30,000
Interest                                  18,000                30,000
Real estate taxes                             -                 16,240
Insurance                                     -                 23,128
Freight                                   30,334                35,000
NASDAQ fees                                   -                 18,500


Total accrued expenses                  $345,721              $459,365







F12


BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.      LONG-TERM DEBT

As of December 31, 1995 and 1994, long-term debt consisted of the following:

                                                       1995               1994

Term loan, working capital line.  The Company
has an available line of credit of $3,500,000
subject to a borrowing formula as described in
the loan agreement.  Under the terms of this
loan, the Company is required to pay monthly
principal payments of $12,619 through June 30,
1996, at which time the remaining balance is due.
This loan is collateralized by accounts receivable and
inventory and bears interest at 3.5% over the prime
rate (prime was 8.5% as of December 31, 1995).
Under the provisions of this agreement, the Company
can borrow additional funds provided the collateral
requirements are met.  Additionally, the Company is
required to pay interest on a minimum of $3,000,000
whether or not this minimum amount is borrowed. (See
discussion regarding refinancing on following
page).                                             $2,010,754      $2,281,598

Mortgage note payable, principal and interest due
in monthly payments of approximately $17,400
through May, 2016 with a call date any time after
April 23, 2001 upon 60 days prior notice.  Interest
is based on U.S. Treasury Bill rates and adjusted
every 5 years.  The current interest rate is 10.2%
which is due for adjustment in May, 1996.           1,696,721       1,730,759

Capital leases, due in monthly installments of
approximately $3,800, including interest, through
1998; collateralized by certain equipment.             46,409          89,116
                                                    3,753,884       4,101,473
Less current maturities                             2,077,171         228,174

                                                   $1,676,713      $3,873,299




F13


BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.      LONG-TERM DEBT (continued)

The Company is currently negotiating the refinance or extension of the working capital term loan, which is set to expire on June 30, 1996.
Discussions with their
current lender, as well as another potential lender, are in the preliminary stages.
Management believes that they will be successful in either refinancing or extending this obligation. In the event the Company is unable to refinance or extend this loan, management will have to formulate alternative strategies to satisfy this liability. Such alternative actions include the sale of assets and the raising of funds through the private placement market.

Scheduled annual maturities of long-term debt as of December 31, 1995 are as follows:

            Year Ending December 31

        1996               $2,077,171
        1997                   55,329
        1998                   50,202
        1999                   51,094
        2000                   56,555
        Thereafter          1,463,533

                           $3,753,884


8.      STOCK OPTIONS

During 1993, the Board of Directors established an incentive stock option plan for officers and outside directors of the Company. Under the plan, the following number of options were granted:

                  1993
                      Outside directors               40,000

                  1994
                      Officers                       160,000
                      Outside directors               20,000

                                                     180,000

                  1995
                      Officers                       165,000
                      Outside directors               60,000

                                                     225,000



F14


BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




8.      STOCK OPTIONS (continued)

Additionally, in 1995, the Board approved an incentive stock option plan for the same officers and outside directors. Under the terms of this plan, these options vest over a three-year period commencing December 31, 1996 as follows:

                  December 31, 1996            230,000

                  December 31, 1997            230,000

                  December 31, 1998            230,000

                                               690,000

        All of the options in both plans are exercisable at $1.50 per share.

        See Note 12 for summary of options.

In December, 1993, the Company entered into a series of one-year consulting agreements for services relating to financial public relations. In exchange for these services, the Company granted the consultants an aggregate of 450,000 warrants which were exercised in 1994. These warrants were exercised for 1 share of common stock, per warrant, at the exercise price of $.50 per share. The Company has determined the value of the services received in exchange for the warrants to be $225,000.

Additionally, 300,000 warrants were issued and exercised at $1.25 per share for consulting services in 1994.

In 1993, the Company recorded the issuance of the 450,000 warrants as follows:

                    Deferred charge                    $225,000

                    Less accumulated amortization       (20,000)

                                                       $205,000


                    Additional paid-in capital         $225,000

The unamortized balance of $205,000 was recognized as consulting expense in 1994.





F15


BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.      INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax
returns.  The adoption of SFAS No. 109 did not have a material effect on the
1993
consolidated financial statements. The provision (benefit) for deferred income taxes results from temporary differences which consist of different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. The sources of these differences and the tax effect of each as of December 31, 1995, 1994 and 1993 were as follows:

                                      1995          1994            1993

Inventory reserves              $    24,000    $    40,000     $    54,400
Net operating loss carryforwards  2,400,000      2,074,000       2,300,000
Depreciation                       (120,000)       (24,000)        (23,800)

    Subtotal                      2,304,000      2,090,000       2,330,600
Valuation allowance              (2,304,000)    (2,090,000)     (2,330,600)

    Total net deferred tax asset
      (liability)               $        -     $        -       $       -

The valuation allowance decreased $214,000 and $240,600 during the years ended December 31, 1995 and 1994, respectively.

As of December 31, 1995, the Company had carryforward net operating losses of approximately $6,949,000, expiring through 2008. In addition, investment tax credits of approximately $5,000 are available to apply against future income taxes, if any, and expire in 2000.

No provision for federal or state income taxes was recognized for the years 1993 through 1995. Certain gains which were recognized as a result of emergence from bankruptcy are not considered taxable income for either federal or state purposes.
Additionally, gains recognized from exchanging debt for common stock are not considered taxable income. However, these gains reduce prior years' net operating loss carryforwards.


10.     COMMITMENTS AND CONTINGENCIES

The Company leases certain real property and equipment under noncancellable operating leases. Under certain leasing arrangements, the Company pays the property taxes, insurance and maintenance related to the leased property.



F16


BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.     COMMITMENTS AND CONTINGENCIES (continued)

Rent expense on the facilities and equipment for the years ended
December 31, 1995, 1994 and 1993 was approximately $103,039, $52,500 and
$18,000, respectively.

As of December 31, 1995, minimum rental commitments under long-term, noncancellable operating leases are as follows:

        Year Ending December 31

        1996                              $105,892
        1997                                68,512
        1998 (end of leases)                39,298

                                          $213,702

The Company's only current involvement in legal proceedings are those which arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the Company.

The Company participates in a multi-employer pension plan covering substantially all of its union employees. The union employees comprise 60% of the
Company's workforce. The Company makes monthly payments as required into the multi-employer plan trust established for union employees. Under the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan
Amendments Act of 1980, an employer is liable for a proportionate part of the plan's unfunded vested benefits liability. The Company's share of the unfunded liability related to the Multi-Employer Pension Plan, if any, is not determinable.

The Company has entered into an agreement with a shareholder to provide management support, strategic planning and assistance in raising capital. Under the terms of the agreement, the Company paid this consultant $75,000 and $60,000 during
1995 and 1994, respectively, of which $11,250 and $40,000, respectively, was charged to additional paid-in capital and $63,750 and $20,000, respectively, to operations.
Additionally, this shareholder was compensated with 102,000 shares of common stock in
1994 for services related to raising equity capital. The Company has revised this contract, effective January 1, 1996. Under the revised contract, the Company will issue common stock valued at $6,250 per month ($75,000 per year) for the period January, 1996 through
December, 1998 to satisfy future obligations under this contract.

The Company has entered into employment agreements with its officers. Included in these agreements is a provision for salary continuation in the event of disability. Under the agreement, each officer is entitled to receive full salary for a six month period following disability, $1,000 per week for the next three years and $500 per week for the remainder of his life.



F17


BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.     ACCOUNTS RECEIVABLE

The Company sells its products to wholesale building products distributors located primarily in the eastern half of the United States and grants credit to these companies.


12.     CAPITAL STOCK

The following outlines shares issued in connection with private placements during 1995, 1994 and 1993:

                                    1 9 9 5


                       Number                  Capital                Shares
         Date          of Units                Raised                 Issued

October, 1995           240     (a)          $  239,000               240,000


                                    1 9 9 4


                       Number                  Capital                Shares
         Date          of Units                Raised                 Issued

January, 1994           220     (b)          $  220,000               220,000


                                    1 9 9 3


                       Number                  Capital                Shares
         Date          of Units                Raised                 Issued

April, 1993             12.25   (c)          $  612,500               490,000
April, 1993                                     288,000               160,000
July, 1993                                       25,000                13,333
December, 1993          280     (b)             280,000               280,000
Shares issued in connection
     with placements                             24,000                24,000
Costs associated with
     placements                                (103,116)                   -
                                              1,126,384               967,333
Less common stock subscribed                   (200,000)                   -

                                             $  926,384               967,333

(a) In connection with the placement of these units, the placement agents were granted warrants to purchase up to 112,500 shares at $1.00 per share (effective August, 1995) expiring in December, 1997.



F18


BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.     CAPITAL STOCK (continued)

(b) Each unit costing $1,000 entitled purchaser to 1,000 shares of common stock and warrants to purchase an additional 1,000 shares at $1.50 per share, expiring in December, 1996.

(c) Each unit costing $50,000 entitled purchaser to 40,000 shares of common stock and warrants to purchase an additional 40,000 shares at $1.50 per share (effective February 2, 1994) expiring in April, 1996.

As of December 31, 1995, the total outstanding warrants aggregated approximately 1,174,317. Of the 1,174,317 warrants, 112,500 are exercisable at $1.00 per share; 1,011,500 are exercisable at $1.50 per share and 50,317 are exercisable at
$5.00 per share. All warrants issued prior to 1993 expire in December, 1997, except for 40,667 warrants set to expire in April, 1996.

Stock option and stock warrant transactions are summarized as follows:

                                        Stock                   Stock
                                       Options                 Warrants
                (Note 8)

Outstanding, January 1, 1994            100,167                 1,220,557

    Granted                             180,000                        -
    Issued                                   -                    520,000
    Exercised                                -                   (678,740)

Outstanding, December 31, 1994          280,167                 1,061,817

    Granted                             225,000                        -
    Issued                                   -                    112,500
    Exercised                                -                         -

Outstanding, December 31, 1995          505,167                 1,174,317


13.     REORGANIZATION ITEMS

As a result of the Company's emergence from bankruptcy in 1992 and reorganization, the Company incurred certain expenses and sold off various assets during
1993.  Included in reorganization items in 1993 is the following:

Charges to operations
      Professional fees                          $  55,996
     Other (including $300,000 of fees
         bank and $114,466 write-off of a
         receivable from an affiliate)              54,412

                                                  $110,408



F19


BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




14.     EXTRAORDINARY ITEM

The gain from discharge of liabilities as a result of emerging from bankruptcy on December 29, 1992, has been recorded as an extraordinary gain. The gain of $948,207 in 1994 and $1,151,270 in 1993 consists of the following:

                                                 Year Ended December 31


                                                1994                 1993

Exchange of common stock for outstanding
    claims                                 $    8,005            $   800,265

Reduction of debt of unsecured creditors       14,418                351,005

Discharge of bank indebtedness          (a)   951,135                     -

Stock put option                        (b)   (25,351)                    -

                                             $948,207             $1,151,270

(a) During 1994, the Company paid off its loan with its former primary lender and recognized a gain as follows:

        Gain on early extinguishment of debt                 $1,092,462
        Expenses directly relating to debt refinancing         (141,327)

                                                            $   951,135

(b) In 1993, as part of the exchange of common stock for outstanding claims, the
Company gave to certain creditors the option to "put" 20,745 shares of common stock back to the Company at $10 per share. During 1994, these creditors exercised their options which resulted in a loss of $25,351, thereby reducing the gain previously recognized as a reduction of debt of unsecured creditors.


15.     CONCENTRATION OF CREDIT RISK ARISING FROM CASH DEPOSITS

The Company maintains cash balances at a financial institution located in the Delaware Valley area. The accounts at the institution are insured by the Federal Deposit
Insurance Corporation up to $100,000. As of December 31, 1995, the Company's exposure for uninsured cash balances was approximately $150,000.





F20



BERGER HOLDINGS, LTD. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




16.     DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

        Accounts Receivable and Accounts Payable

The carrying amount approximates fair value because of the short maturity of those instruments.

         Long-Term Debt

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the
Company for debt of the same remaining maturities. As of December 31, 1995, the carrying value of this debt, aggregating $3,753,884 approximates the fair value.


17.     ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

As of December 31, 1995, their were no accounting pronouncements issued, but not yet effective which would have a material effect on the financial statements of the Company.

F21

SCHEDULE V:                                 BERGER HOLDINGS, LTD.
                              CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                                      YEAR ENDED DECEMBER 31, 1995

                   BEGINNING                                      ENDING
CLASSIFICATION      BALANCE       ADDITIONS     RETIREMENTS      BALANCE

LAND                  485,000              0              0        485,000
BUILDING            3,842,865              0              0      3,842,865
MACHINERY           4,250,600        129,759              0      4,380,359
DIES                  461,424         26,324              0        487,748
FURN. & FIXT.         354,365          5,602              0        359,967
TRUCKS & AUTOS        409,332          6,500              0        415,832
LEASEHOLD IMP.        587,152         58,802              0        645,954

    TOTALS         10,390,738        226,987              0     10,617,725


                                      YEAR ENDED DECEMBER 31, 1994


                   BEGINNING                                      ENDING
CLASSIFICATION      BALANCE       ADDITIONS     RETIREMENTS      BALANCE

LAND                  485,000              0              0        485,000
BUILDING            3,815,000         27,865              0      3,842,865
MACHINERY           3,779,193        471,407              0      4,250,600
DIES                  422,616         38,808              0        461,424
FURN. & FIXT.         332,790         21,575              0        354,365
TRUCKS & AUTOS        324,011        102,582        (17,261)       409,332
LEASEHOLD IMP.        525,665         61,487              0        587,152

    TOTALS          9,684,275        723,724        (17,261)    10,390,738


                                      YEAR ENDED DECEMBER 31, 1993


                   BEGINNING                                      ENDING
CLASSIFICATION      BALANCE       ADDITIONS     RETIREMENTS      BALANCE

LAND                  485,000              0              0        485,000
BUILDING            3,815,000              0              0      3,815,000
MACHINERY           3,702,046         78,032           (885)     3,779,193
DIES                  404,218         18,398              0        422,616
FURN. & FIXT.         313,999         18,790              0        332,789
TRUCKS & AUTOS        266,454         73,380        (15,824)       324,010
LEASEHOLD IMP.        505,956         19,710              0        525,666

    TOTALS          9,492,673        208,310        (16,709)     9,684,274





SCHEDULE VI:                       BERGER HOLDINGS, LTD.
     CONSOLIDATED ACCUMULATED DEPRECIATION PROPERTY, PLANT AND EQUIPMENT
                               YEAR ENDED DECEMBER 31, 1995

                   BEGINNING                                      ENDING
  DESCRIPTION       BALANCE       ADDITIONS     RETIREMENTS      BALANCE

BUILDING              709,000        128,095              0        837,095
MACHINERY           2,383,849        351,304              0      2,735,153
DIES                  289,380         32,476              0        321,856
FURN. & FIXT.         302,344         20,959              0        323,303
TRUCKS & AUTOS        249,777         47,839              0        297,616
LEASEHOLD IMP.        300,659         59,773              0        360,432

                    4,235,009        640,446              0      4,875,455


                                      YEAR ENDED DECEMBER 31, 1994


                   BEGINNING                                      ENDING
  DESCRIPTION       BALANCE       ADDITIONS     RETIREMENTS      BALANCE

BUILDING              582,000        127,000              0        709,000
MACHINERY           2,077,850        332,628        (26,629)     2,383,849
DIES                  259,749         29,631              0        289,380
FURN. & FIXT.         278,697         23,647              0        302,344
TRUCKS & AUTOS        209,948         51,912        (12,083)       249,777
LEASEHOLD IMP.        245,019         55,640              0        300,659

                    3,653,263        620,458        (38,712)     4,235,009


                                      YEAR ENDED DECEMBER 31, 1993


                   BEGINNING                                      ENDING
  DESCRIPTION       BALANCE       ADDITIONS     RETIREMENTS      BALANCE

BUILDING              455,000        127,000              0        582,000
MACHINERY           1,761,307        316,543              0      2,077,850
DIES                  232,979         26,770              0        259,749
FURN. & FIXT.         254,441         24,256              0        278,697
TRUCKS & AUTOS        175,545         42,315         (7,912)       209,948
LEASEHOLD IMP.        193,438         51,581              0        245,019

                    3,072,710        588,465         (7,912)     3,653,263

                                      BERGER HOLDINGS, LTD. AND SUBSIDIARY



SCHEDULE IX - CONSOLIDATED SHORT-TERM BORROWINGS
                                   STATED         MAX. AMT.    AVG. AMT. WT AVG
                        BALANCE    AVERAGE       OUTSTNDING  OUTSTNDING  INT RT
                        AT END     INTEREST       DURING        DURING   DURING
Y/E DECEMBER 31, 1995   OF PER     RATE           PERIOD        PERIOD   PERIOD
- ----------------------             ----------   ----------  ----------  -------

REVOLVING CR. LN/TM LN  $2,011,000 PRIME +3.5%  $2,894,000  $2,608,000   12.31%


YEAR ENDED DECEMBER 31, 1994
- ----------------------------

REVOLVING CR. LN/TM LN  $2,282,000 PRIME +3.5%  $3,107,000  $2,769,000   11.32%


YEAR ENDED DECEMBER 31, 1993
- ----------------------------

There are no short term borrowings at December 31, 1993.