Form 10-Q
period 1996-03-31
BERGER HOLDINGS LTD
filed 1996-05-13
CIK 706777

039610Q

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996 or

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

     As of May 10, 1996, the Registrant had outstanding 3,531,439 shares of Common Stock, par value $.01 per share.


                   BERGER HOLDINGS, LTD.
                           INDEX
                                                             Page
PART I    FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated
                    Balance Sheets at March 31, 1996
                    and December 31, 1995                      3

                    Condensed Consolidated Statement of
                    Operations for the three month periods
                    ended March 31, 1996 and 1995              5

                    Condensed Consolidated Statements
                    of Cash Flows for the quarter
                    ended March 31, 1996 and 1995              6


                    Notes to Condensed Consolidated
                    Financial Statements                       8


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  9


 PART II   OTHER INFORMATION

            Item 1.  Legal Proceedings                         11

            Item 2.  Changes in Securities                     11

            Item 3.  Defaults Upon Senior securities           11

            Item 4.  Submission of Matters to a
                         Vote of Security Holders              11

            Item 5.  Other Information                         11

            Item 6.  Exhibits and Reports on Form 8-K          11

                     Signature                                 12





                        BERGER HOLDINGS, LTD. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS




       ASSETS                                    March  31,    December 31,
                                                    1996          1995
                                                ------------  ------------


   Current assets
       Cash                                     $   156,513    $   171,432
       Trade accounts receivable, net of
          allowance for doubtful accounts
          of $43,000 in 1996 & 1995               1,826,982      1,221,065
       Inventories (Note 2)                       1,535,022      1,593,642
       Prepaid and other assets                     170,312        117,347
                                               ------------  -------------

       Total current assets                       3,688,829      3,103,486
                                               ------------  -------------



   Other assets
      Property and equipment, net (Note 3)        5,717,512      5,742,270
      Other assets                                  483,430        488,409
      Goodwill, net of accumulated
         amortization                               531,474        551,174
                                               ------------  -------------

      Total other assets                          6,732,416      6,781,853
                                               ------------  -------------


                                                $10,421,245    $ 9,885,339
                                               ============  =============

                          BERGER HOLDINGS, LTD. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   March 31,    December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY              1996           1995
                                               ------------   -------------
 Current liabilities
    Current maturities of long term debt
        and demand notes payable                $   444,543     $ 2,077,171
    Accounts payable                              1,079,327       1,150,365
    Accrued expenses                                512,094         345,721
                                                -----------     -----------
   Total current liabilities                      2,035,964       3,573,257


 Long term debt, net of current
    maturities                                    3,787,675       1,676,713
                                                -----------     -----------
    Total liabilities                             5,823,639       5,249,970
                                                -----------     -----------


 Stockholders' Equity
   Common stock $.01 par value
      Authorized            20,000,000 shares
      Issued and outstanding 3,531,439 shares
        in 1996 and 1995                             35,314          35,314

      Additional paid-in capital                 15,088,747      15,088,747
      Deficit                                   (10,326,455)    (10,288,692)
                                                -----------     -----------
                                                  4,797,606       4,835,369
      Less common stock subscribed                 (200,000)     (  200,000)
                                                -----------     -----------
   Total stockholders' equity                     4,597,606       4,635,369
                                                -----------     -----------

                                                $10,421,245     $ 9,885,339
                                                ===========     ===========











                       BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months    Three Months
                                                 Ended           Ended
                                               March 31,       March 31,
                                                 1996            1995
                                            --------------  --------------
Net sales                                     $3,611,112       $4,047,504
Cost of sales                                  3,052,788        3,309,334
                                              ----------       ----------
Gross profit                                     558,324          738,170

Operating expenses
   Selling, administrative and general
     expenses                                    471,495          557,916
                                              ----------       ----------
Income from operations                            86,829          180,254
                                              ----------       ----------
Other (expenses) income
   Interest expense                             (124,735)        (145,925)
   Interest income                                   142              117
                                              ----------        ---------
                                                (124,593)        (145,808)
                                              ----------        ---------

Net income (loss)                               ($37,764)         $34,446
                                              ==========        =========
Per Share amounts
   Net income (loss) per common share              ($.01)            $.01
                                              ==========       ==========
Weighted average number of common
   shares outstanding                          3,531,439        3,191,439
                                              ==========       ==========
















                         BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Three Months Ended
                                                       March 31,
                                                   1996         1995
                                               -----------   ----------
Cash flows from operating activities
   Net income (loss)                              ($37,764)     $34,446
                                               -----------   ----------

   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities
         Depreciation and amortization             171,360      175,765

        (Increase) decrease in assets
           Accounts receivable                    (605,917)    (526,022)
           Inventories                              58,620     (421,826)
           Other current and long-term assets (47,986) (51,493) Increase in liabilities
           Accounts payable and accrued expenses    95,335      374,707

                                               -----------  -----------
   Total adjustments                              (328,588)    (448,869)
                                               -----------  -----------


Net cash used in operating
   activities                                     (366,352)    (414,423)
                                               -----------  -----------
Cash flows from investing activities
   Acquisition of property and equipment          (126,901)     (73,472)
                                               -----------  -----------
Net cash used in investing activities             (126,901)     (73,472)
                                               -----------  -----------















                         BERGER HOLDINGS, LTD. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three Months Ended
                                                        March 31,
                                                  1996         1995
                                               -----------   ----------

Cash flows from financing activities
   Net borrowings and loan repayments             478,334      511,298

                                              -----------   ----------
Net cash provided by
   financing activities                           478,334      511,298
                                              -----------   ----------
Net increase (decrease) in cash                   (14,919)      23,403

Cash, beginning of period                         171,432       79,391
                                              -----------   ----------
Cash, end of period                              $156,513     $102,794
                                              ===========   ==========




SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

     Cash paid during the period for
       interest                                  $124,735     $145,925


















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

Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

     Components of inventories at March 31, 1996 and December 31, 1995 consist of the following:

                        March 31, 1996     December 31, 1995

     Raw materials        $  851,799          $  872,126
     Finished goods          669,968             704,828
     Packaging materials
        and supplies          73,255              76,688
     Less provision for
        obsolescence         (60,000)            (60,000)
                          ----------          ----------
                          $1,535,022          $1,593,642
                          ==========          ==========


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

     During the quarter ended March 31, 1996 (the "Current Quarter") the Company reported a loss of $37,764 on net sales of $3,611,112. This compares to a net income of $34,446 on net sales of $4,047,504 for the quarter ended March 31, 1995 (the "Comparable Quarter").

     The Current Quarter's sales decreased 10.8% ($436,392) from the Comparable Quarter. This sales decrease is directly related to the most severe winter on record in the Company's core market in the Northeast during the Current Quarter.

     Cost of Sales decreased to $3,052,788 in the Current Quarter from $3,309,334 in the Comparable Quarter as a result of the decreased sales volume.

     Selling, general and administrative expenses were $471,495 in the Current Quarter as compared to $557,916 in the Comparable Quarter. This decrease in expenses is due to reduced sales commissions, and sales staff in the Current Quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 13.1% in the Current Quarter as compared to 13.8% in the Comparable Quarter.




Liquidity and Capital Resources


     Subsequent to March 31, 1996 the Company was able to refinance its debt facility with the CIT Group. Under the new terms the line of credit was extended through June 30, 1998. Accordingly, at March 31, 1996 the Company has classified the CIT debt as long-term. As a result of the extension, the current ratio has improved significantly, as described in more detail below. The interest rate has been reduced by one quarter of a point.



     At March 31, 1996 working capital was $1,652,865 resulting in a ratio of current assets to current liabilities of 1.81 to 1, as compared to working capital of ($469,771) (.87 to 1) at December 31, 1995.

     Current liabilities at March 31, 1996 totalled $2,035,964 consisting primarily of $1,591,421 in accounts payable and accrued expenses. At December 31, 1995, total current liabilities were $3,573,257 consisting primarily of $2,077,171 in current maturities of long term debt and $1,496,086 in accounts payable and accrued expenses. The CIT Loan was renewed through June 30, 1998 on April 18, 1996 which provided a significant reduction in current liabilities as compared to December 31, 1995.

     At March 31 1996, the Company had stockholders' equity of $4,597,606 as compared to $4,635,369 at December 31, 1995. The decrease is attributable to the Current Quarter's net loss.

     Depending upon the Company's performance and market conditions, the exercise of outstanding warrants could produce additional proceeds. There can be no assurance that any warrants will be exercised.

     Cash used in operating activities for the Current Quarter was $366,352 as compared to $414,423 used in the Comparable Quarter. The First Quarter negative cash flow results primarily from the increase in accounts receivable due to the seasonality of the business.

     Net cash used in investing activities totaled $126,901 in the Current Quarter as compared to $73,472 used in the Comparable Quarter.

     Net cash provided by financing activities was $478,334 in the Current Quarter, as compared to $511,298 provided in the Comparable Quarter. The unused portion of the credit line as of March 31, 1996 was approximately $1,200,000.



























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

                                  Date:  May 10, 1996