Form 10-Q
period 1996-06-30
BERGER HOLDINGS LTD
filed 1996-08-01
CIK 706777

6309610Q
                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1996 or

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

                     (2)  YES     X          NO   _____
     Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                          YES     X          NO   _____
     As of July 31, 1996, the Registrant had outstanding 3,590,922 shares of Common Stock, par value $.01 per share.

                   BERGER HOLDINGS, LTD.

                           INDEX
                                                             Page
PART I    FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated
                    Balance Sheets at June 30, 1996
                    and December 31, 1995                      3

                    Condensed Consolidated Statement of
                    Operations for the three month periods
                    ended June 30, 1996 and 1995               5

                    Condensed Consolidated Statement of
                    Operations for the six month periods
                    ended June 30, 1996 and 1995               6

                    Condensed Consolidated Statements
                    of Cash Flows for the six months
                    ended June 30, 1996 and 1995               7


                    Notes to Condensed Consolidated
                    Financial Statements                       9


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  10


 PART II   OTHER INFORMATION

            Item 1.  Legal Proceedings                         13
            Item 2.  Changes in Securities                     13
            Item 3.  Defaults Upon Senior Securities           13
            Item 4.  Submission of Matters to a
                         Vote of Security Holders              13
            Item 5.  Other Information                         13
            Item 6.  Exhibits and Reports on Form 8-K          13
                     Signature                                 14

               BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED BALANCE SHEETS

     ASSETS                                   June 30,   December 31,
                                                1996        1995
                                      ----------------   -------------

Current Assets
    Cash                              $        44,003    $     171,432
    Trade accounts receivable, net of
       allowance for doubtful accounts
       of $43,000 in 1996 & 1995            2,624,223        1,221,065
    Inventories (Note 2)                    2,112,790        1,593,642
    Prepaid and other assets                  208,450          117,347
                                         ------------    -------------
    Total current assets                    4,989,466        3,103,486
                                         ------------    -------------

Other Assets
   Property and equipment, net (Note 3)     5,629,700        5,742,270
   Other assets                               524,841          488,409
   Goodwill, net of accumulated
      amortization                            511,774          551,174
                                        -------------    -------------
   Total other assets                       6,666,315        6,781,853
                                        -------------    -------------

                                          $11,655,781    $   9,885,339
                                       ==============     ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                               June 30,       December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY          1996             1995
                                         ----------------    -------------

Current Liabilities
   Current maturities of long term debt
       and demand notes payable           $       448,662    $   2,077,171
   Accounts payable                               799,054        1,150,365
   Accrued expenses                               697,999          345,721
                                             ------------    -------------
   Total current liabilities                    1,945,715        3,573,257

Long term debt, net of current
   maturities                                   4,576,662        1,676,713
                                            -------------    -------------
   Total liabilities                            6,522,377        5,249,970
                                            -------------    -------------


 Shareholders' Equity
   Common stock $.01 par value
      Authorized             20,000,000 shares
      Issued and outstanding  3,590,922 shares
        in 1996 and 3,531,439 in 1995              35,909           35,314

      Additional paid-in-capital               15,119,841       15,088,747
      Deficit                                  (9,822,346)     (10,288,692)
                                             ------------      -----------
                                                5,333,404        4,835,369
      Less common stock subscribed              ( 200,000)       ( 200,000)
                                             ------------    -------------
   Total shareholders' equity                   5,133,404        4,635,369
                                             ------------    -------------
                                            $  11,655,781    $   9,885,339
                                           ==============     ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months      Three Months
                                                Ended             Ended
                                              June 30,          June 30,
                                                1996              1995
                                           -------------     -------------
Net Sales                                  $   5,540,619     $   4,099,219
Cost of sales                                  4,211,616         3,525,303
                                           -------------      ------------
Gross profit                                   1,329,003           573,916

Operating expenses
   Selling, administrative and general
     expenses                                    639,921           553,848
                                           -------------      ------------
Income from operations                           689,082            20,068
                                           -------------     -------------
Other (expenses) income
   Interest expense                             (185,034)         (128,916)
   Interest income                                    62                33
                                           -------------    --------------
                                                (184,972)         (128,883)
                                           -------------    --------------

Net income (loss)                               $504,110         ($108,815)
                                            ============      ============


Fully diluted per share amounts
   Net income (loss) per common share              $0.13            ($0.03)
                                            ============      ============
Weighted average number of common and
   common equivalent shares outstanding
   during the period                           3,764,825         3,291,439
                                            ============      ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Six Months        Six Months
                                                 Ended             Ended
                                               June 30,          June 30,
                                                 1996              1995
                                           -------------     -------------
Net Sales                                  $   9,151,731     $   8,146,723
Cost of sales                                  7,264,404         6,834,637
                                           -------------      ------------
Gross profit                                   1,887,327         1,312,086
Operating expenses
   Selling, administrative and general
     expenses                                  1,111,416         1,111,764
                                           -------------      ------------
Income from operations                           775,911           200,322
                                           -------------     -------------
Other (expenses) income
   Interest expense                             (309,769)         (274,841)
   Interest income                                   204               150
                                           -------------    --------------
                                                (309,565)         (274,691)
                                           -------------    --------------

Net income (loss)                               $466,346          ($74,369)
                                            ============      ============



Fully diluted per share amounts
   Net income (loss) per common share              $0.13            ($0.02)
                                            ============      ============
Weighted average number of common and
   common equivalent shares outstanding
   during the period                           3,648,262         3,241,439
                                           =============     =============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six  Months  Ended
                                                       June 30,
                                                   1996           1995
                                           -------------     -------------
Cash flows from operating activities
   Net Income (loss)                            $466,346          ($74,369)
                                           -------------      ------------
   Adjustments to reconcile net income
     (loss) to net cash provided by
      operating activities
         Depreciation and amortization           345,959           354,058

        (Increase) decrease in assets
           Accounts receivable                (1,403,158)         (705,097)
           Inventories                          (519,148)         (370,468)
           Other current and long-term assets   (127,535)         (100,994)
         Increase in liabilities
           Accounts payable and
              accrued expenses                       967           533,544
                                           -------------    --------------
   Total adjustments                          (1,702,915)         (288,957)
                                           -------------    --------------
Net cash used in operating
   activities                                 (1,236,569)         (363,326)
                                           -------------     -------------
Cash flows from investing activities
   Acquisition of property and equipment        (193,989)         (155,664)
                                           -------------     -------------
Net cash used in investing activities           (193,989)         (155,664)
                                            ------------   ---------------

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Six  Months  Ended
                                                       June 30,
                                                   1996          1995
                                           -------------     -------------
Cash flows from financing activities
   Loan Proceeds net of repayments             1,271,440           577,453
   Gross proceeds from issuance of stock
     and subordinated debt under private
     placement                                    34,740               -0-
   Cost of private placement                      (3,051)              -0-
                                           -------------    --------------
Net cash provided by
   financing activities                        1,303,129          577,866
                                           -------------  ----------------
Net increase (decrease) in cash                 (127,429)           58,876

Cash, beginning of period                        171,432            79,391
                                           -------------  ----------------
Cash, end of period                             $ 44,003          $138,267
                                           =============  ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

     Cash paid during the period for
       interest                                 $309,769          $274,841

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

Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

     Components of inventories at June 30, 1996 and December 31, 1995 consist of the following:
                        June 30, 1996     December 31, 1995

     Raw materials        $1,240,902          $  872,126
     Finished goods          814,805             704,828
     Packaging materials
        and supplies          99,083              76,688
     Less provision for
        obsolescence         (42,000)            (60,000)
                          ----------          ----------
                          $2,112,790          $1,593,642
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

     During the quarter ended June 30, 1996 (the "Current Quarter") the Company reported net income of $504,110 on net sales of $5,540,619. This compares to a net loss of $108,815 on net sales of $4,099,219 for the quarter ended June 30, 1995 (the "Comparable Quarter").

     The Current Quarter's sales increased 35.2% ($1,441,400) as compared to the quarter ended June 30, 1995. This increase is primarily due to a stronger core market, new customers and more advantageous weather conditions in 1996 as compared to 1995.

     Cost of Sales increased to $4,211,616 in the Current Quarter from $3,525,303 in the Comparable Quarter. As a percentage of net sales, Cost of Sales decreased to 76.0% in the Current Quarter from 86.0% in the Comparable Quarter. This decrease occurred as a result of allocating fixed overhead costs over a greater number of units produced, thereby reducing the cost of inventory items. At the same time, the Company was able to reduce direct labor costs.

     Selling, general and administrative expenses were $639,921 in the Current Quarter as compared to $553,848 in the Comparable Quarter. This increase in expenses is due to higher promotional costs and advertising fees in the Current Quarter. As a percentage of net sales, selling, general and administrative expenses decreased to 11.5% in the Current Quarter as compared to 13.5% in the Comparable Quarter.

     For the six month period ending June 30, 1996 (the "Current Half"), the Company reported operating income of $775,911 on sales of $9,151,731. This compares to operating income of $200,322 on sales of $8,146,723 for the six months ending June 30, 1995 (the "Comparable Half"). The improvement in operating results is primarily due to the increase in sales volume and improved control of operating expenses. The Company had net income of $466,346 in the Current Half as compared to a net loss of $74,369 in the Comparable Half.

     Sales increased 12.3% or $1,005,008 to $9,151,731 for the Current Half from $8,146,723 in the Comparable Half. This increase is primarily due to a stronger core market and new accounts.

     Selling, general and administrative expenses in the Current Half were $1,111,416 as compared to $1,111,764 in the Comparable Half. Selling, general, and administrative expenses as a percentage of Sales decreased to 12.1% in the Current Half from 13.6% in the Comparable Half due to cost control measures implemented in 1996.


Liquidity and Capital Resources

     At June 30, 1996, working capital was $3,043,751 resulting in a ratio of current assets to current liabilities of 2.56 to 1, as compared to working capital of($469,771) (.87 to 1) at December 31, 1995. This increase in working capital is due to the fact that the Company's credit line of $3,500,000 has been extended for a two year term and reclassified to a long term debt as compared to a current liability at December 31, 1995.

     Current liabilities at June 30, 1996 totalled $1,945,715 consisting primarily of $1,497,053 in accounts payable and accrued expenses and $448,662 in current maturities of long term debt. At December 31, 1995, total current liabilities were $3,573,257 consisting primarily of $1,496,086 in accounts payable and accrued expenses and $2,077,171 in current maturities of long term debt. Current liabilities decreased by $1,627,542 primarily as a result of reclassifying short term debt to long term debt upon the renewal of its credit facility with The CIT Group.

     At June 30 1996, the Company had shareholders' equity of $5,133,404 as compared to $4,635,369 at December 31, 1995. The increase of $498,035 is made up of the following:
                  Issuance of stock                         $ 31,689
                  Net income for the period                  466,346
                                                             -------
                                                            $498,035
                                                             =======

     Depending upon the Company's performance and market conditions, the exercise of outstanding warrants could produce additional proceeds. There can be no assurance that any warrants will be exercised.

     Cash used in operating activities for the Current Half was $1,236,569 as compared to $363,326 used in the Comparable Half. These uses of cash result primarily from the increase in inventory and accounts receivable during both the Current and Comparable Half.

     Net cash used in investing activities totaled $193,989 in the Current Half as compared to $155,664 used in the Comparable Half.

     Net cash provided by financing activities was $1,303,129 in the Current Half, as compared to $577,866 provided in the Comparable Half. The current unused credit line as of June 30, 1996 was approximately $412,000. As of July 24, 1996 CIT has provided an additional $250,000 of availability to Berger's credit line.

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

                                  Date:  July 31, 1996