Form 10-Q
period 1996-09-30
BERGER HOLDINGS LTD
filed 1996-11-06
CIK 706777

9309610Q

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996 or

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

     As of November 6, 1996, the Registrant had outstanding 3,802,663 shares of Common Stock, par value $.01 per share.

                   BERGER HOLDINGS, LTD.

                           INDEX
                                                             Page
PART I    FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated
                    Balance Sheets at September 30, 1996
                    and December 31, 1995                      3

                    Condensed Consolidated Statement of
                    Operations for the three month periods
                    ended September 30, 1996 and 1995          5

                    Condensed Consolidated Statement of
                    Operations for the nine month periods
                    ended September 30, 1996 and 1995          6

                    Condensed Consolidated Statements
                    of Cash Flows for the nine months
                    ended September 30, 1996 and 1995          7


                    Notes to Condensed Consolidated
                    Financial Statements                       9


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  10


 PART II   OTHER INFORMATION

            Item 1.  Legal Proceedings                         13

            Item 2.  Changes in Securities                     13

            Item 3.  Defaults Upon Senior Securities           13

            Item 4.  Submission of Matters to a
                         Vote of Security Holders              13

            Item 5.  Other Information                         13

            Item 6.  Exhibits and Reports on Form 8-K          13
                     Signature                                 14

           BERGER HOLDINGS, LTD. AND SUBSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEETS

     ASSETS                               September 30,         December 31,
                                              1996                  1995
                                         ----------------      -------------

Current Assets
    Cash                                 $        121,461      $     171,432
    Trade accounts receivable, net of
       allowance for doubtful accounts of
       $43,000 in 1996 & 1995                   2,361,563          1,221,065
    Inventories (Note 2)                        2,451,195          1,593,642
    Prepaid and other assets                      191,574            117,347
                                             ------------      -------------
    Total current assets                        5,125,793          3,103,486
                                             ------------      -------------

Other Assets
   Property and equipment, net (Note 3)         6,070,486          5,742,270
   Other assets                                   109,820            488,409
   Goodwill, net of accumulated
      amortization                                492,074            551,174
                                            -------------      -------------
   Total other assets                           6,672,380          6,781,853
                                            -------------      -------------

                                           $   11,798,173      $   9,885,339
                                           ==============       ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                          September 30,         December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY       1996                  1995
                                       ----------------        -------------

Current Liabilities
   Current maturities of long term debt
     and demand notes payable (Note 4)  $       249,297        $   2,077,171
   Accounts payable                             380,586            1,150,365
   Accrued expenses                             658,860              345,721
                                      -----------------         ------------
   Total current liabilities                  1,288,743            3,573,257

Long term debt, net of current
   maturities                                 4,657,201            1,676,713
                                          -------------        -------------
   Total liabilities                          5,945,944            5,249,970
                                          -------------        -------------


 Shareholders' Equity
   Common stock $.01 par value
    Authorized             20,000,000 shares
    Issued and outstanding  3,802,663 shares
      in 1996 and 3,531,439 in 1995              38,027               35,314

    Additional paid-in-capital               15,313,070           15,088,747
    Deficit                                  (9,298,868)         (10,288,692)
                                           ------------          -----------
                                              6,052,229            4,835,369
    Less common stock subscribed               (200,000)            (200,000)
                                           ------------        -------------
 Total shareholders' equity                   5,852,229            4,635,369
                                           ------------        -------------
                                           $ 11,798,173        $   9,885,339
                                         ==============         ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months          Three Months
                                             Ended                 Ended
                                          September 30,         September 30,
                                             1996                  1995
                                          -------------         -------------
Net Sales                                 $   5,695,246         $   4,133,260
Cost of sales                                 4,382,870             3,730,248
                                          -------------          ------------
Gross profit                                  1,312,376               403,012

Operating expenses
   Selling, administrative and general
     expenses                                   631,136               506,497
                                          -------------          ------------
Income (loss) from operations                   681,240              (103,485)
                                          -------------         -------------
Other (expenses) income
   Interest expense                            (158,279)             (154,957)
   Interest income                                  517                    86
                                          -------------        --------------
                                               (157,762)             (154,871)
                                          -------------        --------------
Net income (loss) before provision
   for income taxes                             523,478              (258,356)
   Income taxes (Note 5)                            -0-                   -0-
                                          -------------        --------------
Net income (loss)                              $523,478             ($258,356)
                                           ============          ============
Primary earnings per share
   Net income (loss) per common share             $0.14                ($0.08)
                                           ============          ============
Weighted average number of common
   shares outstanding during the period       3,733,217             3,303,015
                                           ============          ============
Fully diluted per share amounts
   Net income (loss) per common share             $0.12                ($0.08)
                                           ============          ============
Weighted average number of common and
   common equivalent shares outstanding
   during the period                          4,881,574             3,303,015
                                           ============          ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Nine Months           Nine Months
                                              Ended                 Ended
                                          September 30,         September 30,
                                              1996                  1995
                                          -------------         -------------
Net Sales                                $   14,846,977        $   12,279,983
Cost of sales                                11,647,274            10,564,885
                                          -------------          ------------
Gross profit                                  3,199,703             1,715,098
Operating expenses
   Selling, administrative and general
     expenses                                 1,742,552             1,618,261
                                          -------------          ------------
Income from operations                        1,457,151                96,837
                                          -------------         -------------
Other (expenses) income
   Interest expense                            (468,048)             (429,798)
   Interest income                                  721                   236
                                          -------------        --------------
                                               (467,327)             (429,562)
                                          -------------        --------------
Net income (loss) before provision
    for income taxes                            989,824              (332,725)
    Income taxes (Note 5)                           -0-                   -0-
                                           ------------        --------------
Net income (loss)                              $989,824             ($332,725)
                                           ============          ============
Primary earnings per share
   Net income (loss) per common share             $0.27                ($0.10)
                                           ============          ============
Weighted average number of shares
   outstanding during the period              3,615,187             3,286,948
                                           ============          ============
Fully diluted per Share amounts
   Net income (loss) per common share             $0.24                ($0.10)
                                           ============          ============
Weighted average number of common and
   common equivalent shares outstanding
   during the period                          4,787,150             3,286,948
                                           ============          ============

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine  Months  Ended
                                                    September 30,
                                              1996                   1995
                                          -------------         -------------
Cash flows from operating activities
   Net Income (loss)                           $989,824             ($332,725)
                                          -------------          ------------
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Depreciation and amortization               522,576               532,438
    Change in allowance for doubtful accounts       -0-               (30,000)

    (Increase) decrease in assets
       Accounts receivable                   (1,140,498)             (644,228)
       Inventories                             (857,553)              (46,994)
       Other current and long-term assets       304,362              (204,637)
       Increase in liabilities
       Accounts payable and
        accrued expenses                       (456,640)              563,429
                                          -------------        --------------
   Total adjustments                         (1,627,753)              170,008
                                          -------------        --------------
Net cash used in operating
   activities                                  (637,929)             (162,717)
                                          -------------         -------------
Cash flows from investing activities
   Acquisition of property and equipment       (791,692)             (195,476)
                                          -------------         -------------
Net cash used in investing activities          (791,692)             (195,476)
                                           ------------         -------------

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine Months  Ended
                                                     September 30,
                                              1996                  1995
                                          -------------         -------------
Cash flows from financing activities
   Net borrowings and loan repayments         1,152,614               373,007
   Gross proceeds from issuance of stock
     and subordinated debt under private
     placement                                  230,100                74,000
   Cost of private placement                     (3,064)              (15,713)
                                          -------------        --------------
Net cash provided by
   financing activities                       1,379,650               431,294
                                          -------------      ----------------
Net increase (decrease) in cash                 (49,971)               73,101

Cash, beginning of period                       171,432                79,391
                                          -------------      ----------------
Cash, end of period                            $121,461              $152,492
                                          =============      ================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

     Cash paid during the period for
       interest                                $468,048              $429,798

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

Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

     Components of inventories at September 30, 1996 and December 31, 1995 consist of the following:

                      September 30, 1996     December 31, 1995

     Raw materials        $1,584,957          $  872,126
     Finished goods          801,652             704,828
     Packaging materials
        and supplies         106,586              76,688
     Less provision for
        obsolescence         (42,000)            (60,000)
                          ----------          ----------
                          $2,451,195          $1,593,642
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

Note 4. Short Term Debt.

       In April of 1996, the Company's credit facility was extended for two years and is now due on June 30, 1998.

Note 5. Income Taxes.

       The Company has net operating losses to offset the net income, therefore no provision for income taxes has been recognized.


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

     During the quarter ended September 30, 1996 (the "Current Quarter") the Company reported net income of $523,478 on net sales of $5,695,246. This compares to a net loss of $258,356 on net sales of $4,133,260 for the quarter ended September 30, 1995 (the "Comparable Quarter").

     The Current Quarter's sales increased 37.8% ($1,561,986) as compared to the quarter ended September 30, 1995. This increase is primarily related to an expanded customer base and a good economy in 1996 as compared to 1995.

     Cost of Sales increased to $4,382,870 in the Current Quarter from $3,730,248 in the Comparable Quarter. As a percentage of net sales, Cost of Sales improved to 77.0% in the Current Quarter from 90.2% in the Comparable Quarter. This percentage decrease occurred as a result of the increased sales volume and reductions in manufacturing costs which were achieved through improved cost controls.

     Selling, general and administrative expenses were $631,136 in the Current Quarter as compared to $506,497 in the Comparable Quarter. As a percentage of net sales, selling, general and administrative expenses improved to 11.1% in the Current Quarter as compared to 12.3% in the Comparable Quarter. This improvement in selling, general and administrative expenses as a percentage of net sales is a result of a higher sales level with a proportionally smaller increase in expenses.

     For the nine month period ending September 30, 1996 (the "Current Nine Months"), the Company reported operating income of $1,457,151 on sales of $14,846,977. This compares to operating income of $96,837 on sales of $12,279,983 for the nine months ending September 30, 1995 (the "Comparable Nine Months"). This increase in operating results is due to the increase in sales.

     Sales increased 20.9% or $2,566,994 to $14,846,977 for the Current Nine Months from $12,279,983 for the Comparable Nine Months. This increase is the result of the Company's expanded customer base and an improved economic environment.

     Selling, general and administrative expenses in the Current Nine Months improved to 11.7% of net sales as compared to 13.2% for the Comparable Nine Months. Selling, general and administrative expenses increased only 7.7% while sales increased 20.9% for the Current Nine Months.


Liquidity and Capital Resources

     At September 30, 1996, the working capital was $3,837,050 resulting in a ratio of current assets to current liabilities of 3.98 to 1, as compared to a working capital deficit of $469,771 (.87 to 1) at December 31, 1995. This increase in working capital is primarily due to the significantly improved operating results and replacement of short term indebtedness with long term financing as discussed in Note 4 to the Financial Statements.

     Current liabilities at September 30, 1996 totalled $1,288,743 consisting primarily of $1,039,446 in accounts payable and accrued expenses and $249,297 in current maturities of long term debt. At December 31, 1995, total current liabilities were $3,573,257 consisting primarily of $2,077,171 in current maturities of long term debt and $1,496,086 in accounts payable and accrued expenses.

     At September 30 1996, the Company had shareholders' equity of $5,852,229 as compared to $4,635,369 at December 31, 1995. The increase of $1,216,860 is made up of the following:
                  Increased equity from issuance of stock    $227,036
                  Net income for the period                   989,824
                                                            ---------
                                                           $1,216,860
                                                            =========

     Depending upon the Company's performance and market conditions, the exercise of outstanding warrants could produce additional proceeds. There can be no assurance that any warrants will be exercised.

      Cash used in operating activities for the Current Nine Months was $637,929 as compared to $162,717 used in the Comparable Nine Months. These uses of cash result primarily from the increase in inventory and accounts receivable during both the Current and Comparable Nine Months.

     Net cash used in investing activities totaled $791,692 in the Current Nine Months as compared to $195,476 used in the Comparable Nine Months, both for the purchase of new equipment.

     Net cash provided by financing activities was $1,379,650 in the Current Nine Months, as compared to $431,294 provided in the Comparable Nine Months. The current unused credit line as of September 30, 1996 was approximately $362,000.

                              PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

     None.
Item 2 - Changes in Securities.

     None.

Item 3 - Defaults Upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

     At the Company's annual meeting of shareholders held on August 19, 1996 the following matters were submitted to the Company's shareholders:

     1. The election of three members of the Company's Board of Directors (the "Board").

     2. A proposal to ratify the appointment of Goldenberg Rosenthal Friedlander as the Company's independent auditors for the fiscal year 1996.

The Company's shareholders elected the following persons to the Board by the vote set forth opposite their respective names:

NAME                             VOTES FOR           VOTES AGAINST

Theodore A. Schwartz             2,542,048                17,329
Joseph F. Weiderman              2,544,742                14,635
Jacob I. Haft, M.D.              2,543,742                15,635

The Company's shareholders also approved the other proposal described above:

     Goldenberg Rosenthal Friedlander was approved as the Company's independent auditors for the fiscal year ended December 31, 1996 by a vote of 2,546,433 for the ratification, 5,314 opposed, and 7,630 abstentions.

     No other proposals were submitted to the shareholders during the quarter ended September 30, 1996.

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


                                  BERGER HOLDINGS, LTD.




                                  By:/s/ JOSEPH F. WEIDERMAN
                                     Joseph F. Weiderman
                                     President



                                  By:/s/ FRANCIS E. WELLOCK, JR.
                                     Francis E. Wellock, Jr.
                                     Chief Financial Officer

                                  Date:  November 6, 1996