Form 10-K405
period 1996-12-31
BERGER HOLDINGS LTD
filed 1997-03-27
CIK 706777

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1996
                          -----------------

|_| Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _____________ to _____________

Commission file number 0-12362
                       -------

                              BERGER HOLDINGS, LTD.
         -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Pennsylvania                              23-2160077
                ------------                              ----------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

805 Pennsylvania Boulevard, Feasterville, PA                19053
--------------------------------------------                -----
  (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  215-355-1200
                                                     ------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

                               Title of each class
                               -------------------

                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of March 19, 1997, 4,986,400 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock (based upon the average of high and low bid prices of these shares on the National Association of Securities Dealers Automatic Quotation System on March 19, 1997) of the registrant, held by nonaffiliates was approximately $15,016,000.(1)


     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

         Yes      |X|               No      |_|

Documents Incorporated By Reference: None

--------------------

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

     In 1990, the Company changed its name to Berger Holdings, Ltd. to identify the Company more closely with its principal operating subsidiary.

     On December 6, 1991, the Company filed a petition for reorganization under Chapter 11 (the "Petition") of the United States Bankruptcy Code (the "Code") in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the "Bankruptcy Court").

     On December 29, 1992, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization subject to approval of a settlement agreement (the "Settlement Agreement") between the Company and its primary secured lender. The Settlement

Agreement was entered into on February 19, 1993 and approved by the Bankruptcy Court on April 1, 1993. The effective date of the Plan of Reorganization was April 13, 1993. The Chapter 11 case was closed February 28, 1994.

     Certain unsecured creditors of the Company elected to convert their debt into shares of the Common Stock. An aggregate of 390,540 shares of Common Stock were issued to such creditors. In addition, holders of the common stock of Graywood Products Company, Inc. ("Graywood") and holders of the Company's then outstanding Preferred Stock converted such stock into shares of the Common Stock.

     In June 1994, the Company formed a wholly owned subsidiary, Berger Financial Corp. ("Berger Financial") and concurrently merged its two existing wholly owned subsidiaries, Berger and Graywood, with Berger being the surviving entity. The Company contributed all of the issued and outstanding shares of common stock of Berger to Berger Financial and, in exchange, Berger Financial assumed the Company's obligation under the Settlement Agreement. Berger Financial does not conduct any active operations other than acting as a holding company for its operating subsidiary, Berger. The Company reached an agreement in June, 1994 to pay $2,241,000 in full satisfaction of the Company's obligation under the Settlement Agreement, the principal amount of which was $3,333,462 as of June 30, 1994.

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

     As of December 31, 1996, the Company had borrowed a net total of $2,220,051 under the Revolving Loan. The proceeds of the Term Loan were utilized by the Company for working capital.

     The revolving loan was extended for two years on June 30, 1996 to June 30, 1998. The revolving loan is for a second term of two years (the "Second Term"), is automatically renewable for successive two year terms (the "Renewal Term"), unless otherwise terminated, and bears an annual interest rate equal to Chemical Bank's Prime Rate ("Prime") plus 3.25%. Such interest is payable monthly. The amount the Company may borrow under the Revolving Loan is limited to 80% of its Eligible Accounts (as defined in the Loan Agreement) plus certain specified percentages of the value of its inventories of finished goods and raw materials. In the event that the Company does not have borrowings outstanding under the Revolving Loan in a minimum amount of $2.75 million (the "Minimum Borrowing"), it is required to pay a fee equal to the interest which would otherwise have been due on the difference between actual borrowings and the Minimum Borrowing. In addition to such monthly interest payments and the fee described above, the Company is obligated to pay CIT (i) a fee equal to one-half percent of any unused portion of the Maximum Credit and
(ii) for each Renewal Term, a fee of two percent of the Maximum Credit payable in two equal installments on each anniversary of such renewal. In lieu of payment, all such fees may be added to the outstanding Revolving Loan. The Revolving Loan is terminable (i) by either party within 60 days written notice at the end of the Second Term or any Renewal Term or (ii) by the Company with 30 days written notice that it intends to pay all obligations to CIT in full. In the event that the Company exercises its right to terminate upon 30 days notice, it must pay CIT an early termination fee equal to one and a half percent of the Maximum Credit, if such termination takes place in the first year of the Second Term and one percent if such early termination occurs in the second year of the Second Term or during any Renewal Term.

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

     (a)  Failure to pay any obligation under the Revolving Loan as when due;

     (b) Any change in the chief executive officer, chief operating officer or chief financial officer, unless such change is satisfactory to CIT; and

     (c)  Any change in the controlling ownership of the Company.

     The Term Loan bears a floating interest rate equal to Prime plus 3.25% and requires the Company to pay monthly installments of $14,672 through June 30, 1998. As security for the Term Loan, the Company granted CIT a first lien on and a security interest in all of its tangible and intangible property including, but not limited to, the Company's inventory, equipment and fixtures.

     Product Lines

     The Company is principally engaged in the manufacture and distribution of roof drainage products ("RDP") and solid vinyl home siding ("SVHS") products. Since 1993, Berger has also engaged in a program of internal development and product expansion. Internal development has been characterized chiefly by the modernization and modification of production facilities, machinery and equipment and the expansion of existing product lines to emphasize copper-based RDP. External development has been directed principally towards increasing the sales volume and market penetration of the Company's products through an expanded product line which now includes Real-Tool Snow Guards for metal standing seam roofs.

     The Company's RDP product line, consisting of gutters, downspouts, trim coil and associated accessories and fittings, is manufactured by the Company at its Feasterville Facility. The Company sells RDP through its sales and telemarketing representatives principally to wholesale distributors who sell directly to roofers and general contractors for use in the repair and replacement of roof drainage systems in existing buildings, primarily residential.

     The raw materials used in manufacturing RDP are aluminum, steel and copper. Supplies of such materials, in coil, sheet or bar form, are procured by Berger from various domestic and foreign suppliers. Although the Company believes that adequate available sources of supply exist at customarily accepted market prices, trade restrictions, work stoppages or adverse weather or political conditions may affect the prices and availability of such materials. Rapid increases in prices of raw materials will adversely affect the operations of the Company inasmuch as the cost of such raw materials constitutes the Company's largest single element of its cost of sales.

     The Company is largely dependent for its raw material requirements for its RDP products on the following three suppliers: Commonwealth (aluminum); Revere (copper); and Coilplus-Pennsylvania, Inc. (galvanized and painted steel). The remaining raw materials are provided by a large number of small suppliers. All raw materials procured by the Company, as well as finished products, are strictly scrutinized for quality control using industry and internal guidelines and standards.

     The Company's SVHS product line is produced under the Graywood name and consist of solid vinyl home siding and associated accessories. Such products are manufactured in the Feasterville Facility. Sales of SVHS products are made to wholesale distributors.

     The Company's SVHS products are fabricated from a compound (the "Compound") consisting of polyvinylchloride ("PVC") and coloring agents. The Compound is prepared by several subcontractors according to specifications provided by the Company. Most of the component materials used to formulate the Compound are widely available. However, PVC is produced by relatively few manufacturers and work stoppages, trade restrictions, and other factors may affect the availability and prices of PVC. For the last three years, the Company has purchased all of its PVC requirements from Occidental Chemical Corporation. The Company imposes quality control tests on all materials procured for use in fabrication as well as finished products.

     The following table shows certain information relating to the product lines of Berger for the periods indicated:


                        Calendar Years Ended December 31
                                 (000's Omitted)

                                       1996         1995           1994
                                       ----         ----           ----

RDP (Berger):
    Revenues.....................     $18,797       $14,633        $15,088
    Operating Income/(Loss)......     $ 1,769         ($310)           $62
    Tangible Assets..............     $11,679       $ 8,989         $9,037

SVHS (Graywood)
    Revenues.....................     $   949        $1,020         $1,508
    Operating Income/(Loss)......          --            --             --
    Tangible Assets..............        $142          $345           $685

-----------------

Acquisition

     On February 7, 1997, the Company purchased 100% of Real-Tool, Inc., a Virginia Corporation. The Company paid $900,618 in cash on the closing date, issued 100,000 of it's shares, and will pay out $750,000 over the next year as consideration for the purchase. Concurrent with the purchase, the Company entered into a royalty agreement with the sole shareholder of Real-Tool, Inc. Under this agreement, which expires in 2012, the Company is required to pay minimum royalties of $75,000 annually, through 2002.

     Subsequent to 2002, the Company has the option to increase the percentage of royalties paid to this individual and eliminate the minimum payment requirement.

Competition

     The Company's business is highly competitive. In general, the building products market is highly fragmented. The Company competes with numerous small and large manufacturers and fabricators. Some of the Company's competitors have substantially greater resources than the Company. The Company competes primarily in the Northeast/Mid-Atlantic region. In 1996, the Company implemented an advertising and marketing program to expand this competition to a more national level. Competition is primarily based upon product quality, completeness of product lines, service and price.

Geographic Market

     The Company's products are principally sold throughout the states in the Northeast/Mid-Atlantic region. Approximately 85% of Berger's products are used in the renovation of existing houses in the Northeast/Mid-Atlantic region. This is particularly important for RDP sales, because of the large concentration of older homes located within this region. During 1996, the Company showed significant sales growth in the southern, mid-western and western regions of the U.S.

Major Customers

     No one customer accounts for more than 10% of the Company's sales. Two customers, however, account individually for approximately 7% of sales. The Company has no ongoing contracts for sales of RDP or SVHS, but rather services customers on a per-order basis.

Seasonal Nature of the Business

     The building products industry is seasonal, particularly in the Northeast region of the United States where inclement weather during the winter months usually reduces the level of building activity in both the home-building and home improvement markets. Typically, the Company's sales volume is lowest during the months of December, January and February.

Inventory Practices

     The Company's policy is to obtain, fabricate and/or manufacture inventory in sufficient volume in order to provide a reasonable inventory level to support minimum and maximum levels based on customers historical demand. Because of the nature of the RDP and SVHS markets, in which an order generally must be filled within 48 to 72 hours of placement, the Company does not have any substantial backlog.

Employees

     As of December 31, 1996, the Company and its subsidiary employed 80 individuals, of whom 9 were employed in sales and marketing; 62 were employed in manufacturing and delivery; and 9 were employed in administration. Approximately 53 of the employees of Berger are represented by one of two labor unions. Berger's labor contract with The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 169 expires November 15, 1997. Berger also has a contract with the Teamsters Local Union 107, which expires March 31, 1998. The Company believes that its employee relations are good.

Government Regulation

     The Company is subject to numerous federal and state regulations relating to, among other things, the operations of their manufacturing facility, the storage and disposal of environmentally sensitive materials, the control of emission levels, employee safety and health, employee wages and general environmental matters. The Company believes that these regulations are complied with properly. There have not been any outstanding notices from federal or state regulatory bodies or agencies indicating a failure to comply with any of these regulations.

Item 2. Properties

     The Company owns its one hundred and five thousand square foot manufacturing and office facility, located in Feasterville, PA. The corporate and sales office occupy space at the same location. The Company also leases approximately twenty thousand square feet of warehouse space in the same area as the Feasterville facility.

     The Company has a mortgage on the Feasterville facility in the principal amount of approximately $1,659,000 at December 31, 1996. The mortgage is being repaid in monthly installments of approximately $17,400 with a maturity date of May 2016. The mortgage lender retains the right to declare the entire balance outstanding due at any time after April 23, 2001, upon 60 days prior notice.

Item 3. Legal Proceedings

     As of the date hereof, there are no legal proceedings presently pending against the Company or its subsidiary.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.
                                      -9-

                                     PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

     The Company's Common Stock is traded in the over-the-counter market and is included for quotation on the Nasdaq SmallCap Market operated by the Nasdaq Stock Market, Inc. under the symbol "BGRH."

     The following table sets forth certain information with respect to the high and low bid prices of the Company's Common Stock during 1995 and 1996. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                      High                    Low

      1995
      ----

      First Quarter              $1  7/16              $1
      Second Quarter              1  3/4                1  1/4
      Third Quarter               1  1/4                1  1/16
      Fourth Quarter              1  3/8                   3/4

      1996
      ----

      First Quarter              $1  1/8               $  13/16
      Second Quarter              1  9/16                  7/8
      Third Quarter               1 13/16               1  1/4
      Fourth Quarter              2  1/4                1  9/16


     On December 31, 1996, there were approximately 538 holders of record of shares of Common Stock; however, management believes, based upon the number of annual reports and proxy statements requested by nominee holders of the Company's Common Stock, that the number of beneficial holders exceeds 1,300.

Dividend Policy

     The Company has not paid any cash dividends on its Common Stock to date, and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

                              Selected Financial Data For Berger Holdings, Ltd. and Subsidiary
                                                   Year Ended December 31
                          ------------------------------------------------------------------------
                              1996            1995            1994            1993           1992
                              ----            ----            ----            ----           ----

Net Sales                 $19,745,890    $ 15,653,321    $ 16,595,918    $ 11,938,804    $ 10,138,334
Cost of Sales              15,587,221      13,738,061      14,413,877      10,495,647       9,390,106
                          -----------    ------------    ------------    ------------    ------------

Gross Profit                4,158,669       1,915,260       2,182,041       1,443,157         748,228
                          -----------    ------------    ------------    ------------    ------------

Selling, Administrative
  and General Expenses      2,389,285       2,225,685       2,119,700       1,629,681       1,699,482
                          -----------    ------------    ------------    ------------    ------------
Income (Loss) from
  Operations                1,769,384        (310,425)         62,341        (186,524)       (951,254)

                          -----------    ------------    ------------    ------------    ------------
Interest Expense             (619,178)       (570,420)       (520,908)       (480,535)       (232,053)
Other Income (Expense)          4,295          30,984          (2,084)              0           3,130
                          -----------    ------------    ------------    ------------    ------------
Income (Loss) from
  Continuing Operations
  before Extraordinary
  & Reorganization Items
  and Income
  Tax Benefit             $ 1,154,501    ($   849,861)   ($   460,651)   ($   667,059)   ($ 1,180,177)

Income Tax Benefit            500,000            --              --              --              --

Reorganization Items             --              --              --          (110,408)       (655,825)
                          -----------    ------------    ------------    ------------    ------------
Income (Loss) before
  Extraordinary Income      1,654,501        (849,861)       (460,651)       (777,467)     (1,836,002)

Extraordinary Item               --              --           948,207       1,151,270       1,692,887
                          -----------    ------------    ------------    ------------    ------------
Net Income (Loss)         $ 1,654,501    ($   849,861)   $    487,556    $    373,803    ($   143,115)
                          ===========    ============    ============    ============    ============
PRIMARY EARNINGS (LOSS)
PER COMMON SHARE:
Income (Loss) before
  Extraordinary Item      $      0.44    ($      0.26)   ($      0.15)   ($      0.33)   ($      7.60)

Extraordinary Item               0.00            0.00            0.32            0.49            7.00
                          -----------    ------------    ------------    ------------    ------------
Net Income (Loss)         $      0.44    ($      0.26)   $       0.17    $       0.16    ($      0.60)
                          ===========    ============    ============    ============    ============
TOTAL ASSETS              $12,292,861     $ 9,885,339    $ 10,352,762    $ 10,054,125    $  9,962,816
                          -----------    ------------    ------------    ------------    ------------
LONG TERM DEBT AND
  REDEEMABLE PREFERRED
  STOCK                   $ 3,721,719     $ 1,676,713    $  3,873,299    $  4,982,501    $  5,401,913
                          -----------    ------------    ------------    ------------    ------------
SHAREHOLDERS' EQUITY      $ 7,655,336     $ 4,635,369    $  5,171,321    $  3,849,600    $  1,887,330
                          -----------    ------------    ------------    ------------    ------------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

     The Company's results of operations for the year ended December 31, 1994, 1995 and 1996 represent the consolidated operations of the Company its subsidiary, Berger Financial and Berger Financial's operating subsidiary, Berger.

     Net sales increased to $19,745,890 in 1996 from $15,653,321 in 1995 and from $16,595,918 in 1994. The harsh winter of 1995/96 in the Company's core market, the expansion through the national markets generated by increased advertising, and a better mixture of inventory levels were the main factors attributable to the increase in revenues.

     The Company's gross profit, as a percentage of revenue, was 21.1% in 1996, 12.2% in 1995 and 13.1% in 1994. The changes in the Company's gross profit percentages are related to changes in the sales level and the Company's ability to absorb fixed overhead. The increase in 1996 of the gross profit percentage is attributable to the significantly increased sales volume and production efficiencies. In 1995, the gross profit percentage was down primarily due to the decrease in sales of $942,597. In 1994, the Company was unable to timely pass on higher material costs to its customers due to competitive market pressures.

     Selling, administrative and general expenses, as a percentage of net sales, decreased to 12.1% in 1996 from 14.2% in 1995 and 12.8% in 1994. The 1996 decline is primarily due to increases in revenues and the Company's ability to control expenses. In 1995, the percentage increased primarily due to the $942,597 decrease in sales.

     The income from operations was $1,769,384 compared to a loss from operations of $310,425 in 1995 and income from operations of $62,341 in 1994. The 1996 income was primarily due to the increase in sales, improved profit margins, and better control of costs as compared to both 1995 and 1994.

     Interest expense increased to $619,178 in 1996 compared to $570,420 in 1995 and $520,908 in 1994. Although the Company was able to reduce the outstanding principal amount of its debt at the end of the year through the CIT Financing Arrangement, interest incurred in 1996 and 1995 was significantly higher than that incurred in 1994, due to working capital needs.

     Due to the factors described above, the income before reorganization and extraordinary items increased to $1,154,501 in 1996 from a loss of $849,861 in 1995 and a loss of $460,651 in 1994, mainly as a result of increased sales levels and an improvement in gross profit.

     The net income was $1,654,501 in 1996 as compared to a net loss of $849,861 in 1995 and net income of $487,586 in 1994. In 1996, the Company recognized a deferred tax asset which improved net income by $500,000. An extraordinary gain of $948,207 in 1994 contributed to the net income.

Liquidity and Capital Resources

     After the emergence from bankruptcy in April, 1993, the Company used cash flow from operations, $400,000 in trade credit and $2,000,000 in capital infusions to meet their financial needs. Since June, 1994, the Company's principal sources of working capital have been from operations, sales of Common Stock and the Revolving Loan and Term Loan provided by CIT.

     At December 31, 1996, the working capital of the Company was $4,428,272 (resulting in a ratio of current assets to current liability of 5.8 to 1), compared to a negative $469,771 (.87 to 1) at December 31, 1995. The change in working capital is primarily from the reclassification, from long term to short term, of the term loan with CIT Financial, improved operations and from the sale of Common Stock. The Company negotiated an extension of this loan with CIT through June 30, 1998.

     At December 31, 1996, current liabilities totalled $915,806 primarily consisting of $668,089 of accounts payable and accrued expenses and $247,717 of current maturities of long-term debt. Current liabilities were down $2,657,451 as compared to 1995 primarily as a result of the renegotiation of the CIT Financing Arrangement and the reclassification of $1,829,454 from current maturities of long-term debt to long-term debt. The reduction in accounts payables also reduced current liabilities $1,039,498. Accrued expenses increased $211,501 from 1995.

     At December 31, 1996 and 1995, obligations under the CIT Financing Arrangement totaled $2,220,051 and $2,010,754 respectively.

     In 1996 the Company was able to raise $1,439,696 of additional capital through the conversion of $175,000 of debt and the exercise of 1,018,750 stock warrants, issued through previous private placements.

     Cash flow provided by operating activities for the year ended December 31, 1996 was $20,622 as compared to $465,207 provided by operating activities for the year ended December 31, 1995. The cash provided by operating activities is affected by net income (loss), changes in accounts receivable, inventories, other current and long-term assets and decreases in accounts payable and accrued expenses.

     Net cash used by investing activities totaled $444,706 for the year ended December 31, 1996, primarily as a result of increased equipment purchases, as compared to cash used in investing activities of $226,986 for the year ended December 31, 1995.

     Net cash provided by financing activities totaled $1,489,361 for the year ended December 31, 1996, as compared to $146,180 used in financing activities in the year ended December 31, 1995. This difference was primarily the result of proceeds received from the exercise of stock warrants.

Item 8. Financial Statement and Supplementary Data

     Attached at pages F-1 through F-24 are the financial statements and financial statement schedules identified in Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Corporation

     The following are the Executive Officers and Directors of the Company as of the date of this report. The Corporation's By-Laws, as amended in 1993, provide for the classification of Directors into three classes, as nearly equal in numbers as possible, with one class being elected at each annual meeting for a term of three years. Terms of directors of Class I will expire in 1997, the term of directors of Class II in 1998 and the term of directors of Class III in 1999. There is no family relationship among any of the Company's officers or directors. The current directors of the Company will serve until their terms expire or until their successors in office are elected or appointed and qualified.

                        EXECUTIVE OFFICERS AND DIRECTORS

Name                            Age               Position(s)
----                            ---               -----------

Theodore A. Schwartz            67                Chairman of the Board of
(Class III)                                       Directors, Chief Executive
                                                  Officer (Principal Executive
                                                  Officer)

Joseph F. Weiderman             55                President, Chief Operating
(Class III)                                       Officer and Director

Paul L. Spiese, III             45                Vice President and Director
(Class II)

Francis E. Wellock, Jr.         32                Chief Financial Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

Jacob I. Haft, M.D.             60                Director
(Class III)

Dr. Irving Kraut                79                Director
(Class I)

Larry Falcon                    57                Director
(Class II)

Jeffrey I. Schocket             50                Director
(Class I)

     THEODORE A. SCHWARTZ was elected a Director of the Company effective June 1987 and served as President of the Company from May 5, 1988 to May 30, 1989 and from July 17, 1990 to January 15, 1991. From May 30, 1989 to present, Mr. Schwartz has served as Chairman of the Board of Directors and Chief Executive Officer of the Company.

     JOSEPH F. WEIDERMAN was elected a Director of the Company on June 1, 1990, served as Chief Financial Officer, Secretary and Treasurer of the Company and Berger since February 1990, and was elected President of the Company on January 15, 1991. Mr. Weiderman holds a Bachelor of Science Degree in Accounting and a Master of Business Administration Degree in Finance from LaSalle University. Prior to his joining the Company, Mr. Weiderman had served for over fourteen years as the Chief Financial Officer of Harry Levin, Inc., a multi-store retailer of major appliances and furniture.

     PAUL L. SPIESE, III was elected a Director of the Company on March 30, 1991. Mr. Spiese joined Berger as Plant Manager in 1985 and was named Vice President - Manufacturing in July 1990. Previously, he was employed by Hurst Performance, Inc. as a Plant Manager.

     FRANCIS E. WELLOCK, JR. was hired as Controller of the Company on June 10, 1991 and was elected Vice President Finance and Chief Financial Officer on August 19, 1996. Mr. Wellock holds a Bachelor of Science Degree in Accounting from Saint Joseph's University. Prior to joining the Company, Mr. Wellock worked as a CPA for a Public Accounting Firm.

     JACOB I. HAFT, M.D. was elected a Director of the Company in conjunction with the Company's acquisition of Berger in 1989. Dr. Haft has practiced medicine, with a specialization in cardiology, for over twenty-five years. Since 1974, Dr. Haft has been a Cardiologist at St. Michael's Medical Center in Newark, New Jersey. In addition, Dr. Haft is currently a Clinical Professor of Medicine at the New Jersey College of Medicine and Dentistry and Professor of Medicine at the Seton Hall University Post Graduate School of Medicine. Dr. Haft has several professional certifications, is a member of various professional societies and associations and has published many scholarly articles and books. Dr. Haft currently serves on the Cardiac Services Committee of the New Jersey Department of Health.

     LARRY FALCON was elected as a Director of the Company in November 1985, acted as Chairman of the Board from September 3, 1986 to June 1, 1987. He has served as President of the Residential Division of The Kaplan Organization, a real estate developer, since 1985.

     DR. IRVING KRAUT was elected as a director in July 1993. Dr. Kraut was a practicing orthodontist from 1948 to 1991. Since that time, he has served as a consultant to orthodontists in his capacity as President of Irving Kraut, D.D.S., P.A. Since 1978, Dr. Kraut has served as a director of Princeton Research Lands, Inc., a private real estate company.

     JEFFREY I. SCHOCKET has served as a Director of the Company since September 3, 1986. In addition, Mr. Schocket served as President of the Company from September 3, 1986 to May 5, 1988. Mr. Schocket currently serves as the Chief Financial Officer of Boca Developers, a real estate company in Florida.

Item 11. Executive Compensation

     The following table shows the annual compensation of each of the Company's executive officers for the years 1996, 1995 and 1994.



                           SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                Compensation
                                         Annual Compensation                       Awards

          (a)                 (b)         (c)         (d)           (e)              (g)            (i)
   Name & Principal          Year      Salary($)   Bonus($)   Other Annual        Options/       All other
       Position                                               Compensation        SARs (#)     Compensation
                                                                    ($)                             ($)

Theodore A. Schwartz       1996         $131,955    $31,854          0            200,000         $11,273(1)
Chairman & Chief           1995          124,865       0             0            150,000          10,699
Executive Officer          1994          108,070       0             0               0             10,460

Joseph F. Weiderman        1996         $118,435    $42,470          0            200,000         $ 2,242(2)
President and Chief        1995          109,346       0             0            150,000           1,877
Operating Officer          1994           94,723       0             0               0              2,188

Paul L. Spiese, III        1996         $ 88,015    $29,980          0            200,000         $ 1,856(3)
Vice President             1995           80,204       0             0            150,000           1,071
                           1994           73,536       0             0               0              1,798

Francis E. Wellock, Jr.    1996         $ 55,818    $5,000           0            180,000         $    49(4)
Chief Financial
Officer

---------------------------
1 Represents premiums paid by the Company for life insurance for the benefit of Mr. Schwartz.
2 Represents premiums paid by the Company for life insurance for the benefit of Mr. Weiderman.
3 Represents premiums paid by the Company for life insurance for the benefit of Mr. Spiese.
4 Represents premiums paid by the Company for life insurance for the benefit of Mr. Wellock.

     The following table shows the number of options granted to the Company's executive officers during 1996:

                      Option/SAR Grants in Last Fiscal Year

                                       Individual Grants                                Grant Date Value
-------------------------------------------------------------------------------------------------------------
   (a)                     (b)                (c)               (d)           (e)              (f)
                                            % of
                          Number of         Total
                          Securities        Options/
                          Underlying        SARs
                          Options/          Granted to       Exercise                         Grant
                          SARs              Employees        or Base                          Date
                          Granted           in Fiscal        Price         Expiration        Present
        Name                 (#)            Year             ($/Sh)        Date               Value $
-------------------------------------------------------------------------------------------------------------
Theodore A. Schwartz        200,000         23%            1 19/32     August 19, 2006          $0

Joseph F. Weiderman         200,000         23%            1 19/32     August 19, 2006          $0

Paul L. Spiese, III         200,000         23%            1 19/32     August 19, 2006          $0

Francis E. Wellock, Jr.     180,000         21%            1 19/32     August 19, 2006          $0

     The following table shows (1) the number and value of options exercised by the Company's executive officers during fiscal year 1996 and (2) the number and value of unexercised options held by the Company's executive officers at the end of 1996:

                               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                           AND FY-END OPTION VALUES
-------------------------------------------------------------------------------------------------------------
     (a)                (b)              (c)                 (d)                           (e)
                                                                                Value of Unexercised In
                                                  # of Unexercised Options at   the-Money Options/SARs
                   Shares Acquired    Value                FY-End(#)                 at FY-End ($)
    Name           on Exercise (#)  Realized($)     Exercisable/Unexercisable   Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------
Theodore A. Schwartz      0             $0          206,633/300,000               $103,000/$150,000

Joseph F. Weiderman       0             $0          163,643/300,000               $ 82,000/$150,000

Paul L. Spiese, III       0             $0          154,643/300,000               $ 77,000/$150,000

Francis E. Wellock, Jr.   0             $0           55,000/210,000               $ 27,500/$105,000




     During 1996, members of the Company's Board of Directors who were not also executive officers of the Company were paid $250 per Board meeting attended. An aggregate of $2,750 was paid to directors for their services. No director was paid more than $750.

Employment Agreements

Theodore A. Schwartz, Joseph F. Weiderman & Paul L. Spiese, III

     Pursuant to Employment Agreements amended as of August 19, 1996, Messrs. Schwartz, Weiderman and Spiese are employed by the Company as its Chief Executive Officer, President and Chief Operating Officer and Vice President of Manufacturing, respectively. These agreements, originally for a term of five years, have been extended for two additional years and now expire December 31, 2000. The agreements provide for base annual salaries of $125,000, $110,000 and $80,000, respectively. In addition to their salaries, the agreements provide that Messrs. Schwartz, Weiderman and Spiese shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Company and Messrs. Schwartz, Weiderman and Spiese have not agreed to an extension of these agreements for a minimum additional term of three years, the Company is obligated to pay them an amount equal to 50% of their then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that the three officers are unable to perform their duties under the agreement for an aggregate period of more than 180 days in any 365 day period, the Company may terminate any one of the three officers' employment upon 90 days notice. In this event, the Company is obligated to pay Messrs. Schwartz, Weiderman or Spiese his full salary for a period of 12 months. At the end of this 12 month period, the Company is obligated to pay the sum of $1,000 per week, subject to certain reductions set forth in the agreement, for a period of 3 years and then $500 per week for the remainder of their lives.

     Messrs. Schwartz, Weiderman and Spiese are also entitled to the use of a car provided by the Company and receives life insurance to benefit the beneficiary of their respective choices in the face amount of $500,000. During the term of the agreement, and so long as the any one of the three officers receives a Severance Payment, they are prohibited directly or indirectly from engaging in any business which is the same as, similar to or in competition with the business of the Company. In addition, the amended agreement stipulates that during 1999 and 2000, the stock options granted for those years will be 100,000 for each year.


Francis E. Wellock, Jr.

     Pursuant to an Employment Agreement dated as of August 19, 1996, Mr. Wellock is employed by the Company as its Vice President of Finance. This agreement is for a term of four and one half years and expires December 31, 2000. The agreement provides for a base annual salary of $60,000. In addition to his salary, the agreement provides that Mr. Wellock shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Company and Mr. Wellock have not agreed to an extension of such agreement for a minimum additional term of three years, the Company is obligated to pay Mr. Wellock an amount equal to 50% of his then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that Mr. Wellock is unable to perform his duties under the agreement for an aggregate period of more than 180 days in any 365 day period, the Company may terminate Mr. Wellock's employment upon 90 days notice. In such event, the Company is obligated to pay Mr. Wellock his full salary for a period of 12 months. At the end of this 12 month period, the Corporation is obligated to pay Mr. Wellock the sum of $1,000 per week, subject to certain reductions set forth in the agreement, for a period of three years and then $500 per week for the remainder of Mr. Wellock's life.

     Mr. Wellock is also entitled to the use of a car provided by the Company and receives life insurance to benefit the beneficiary of his choice in the face amount of $500,000. During the term of the agreement, and so long as Mr. Wellock receives the Severance Payment, Mr. Wellock is prohibited directly or indirectly from engaging in any business which is the same as, similar to or in competition with the business of the Company. In addition, the amended agreement stipulates that during 1999 and 2000, the stock options granted for those years will be 75,000 for each year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

     The following table sets forth, as of December 31, 1996, information with respect to the beneficial ownership of the Company's directors, all directors and executive officers as a group, and all persons believed by the Company to beneficially own more than 5% of the Company's outstanding Common stock based upon filings with the Securities and Exchange Commission. Unless otherwise indicated, such ownership is believed to be direct, with sole voting and investment power.

Name and Address                        Shares Owned
 of Outstanding                         Beneficially          Percentage
Beneficial Owner                        and of Record          of Shares
----------------                        -------------          ---------

Theodore A. Schwartz                     365,225 (1)            7.22%

Joseph F. Weiderman                      295,090 (2)            5.88%

Paul L. Spiese, III                      244,726 (3)            4.88%

Jacob I. Haft, M.D.                      121,700 (4)            2.49%

Larry Falcon                              37,791 (5)             .77%

Dr. Irving Kraut                         247,533 (6)            5.04%

Jeffrey I. Schocket                       37,857 (7)             .77%

Francis E. Wellock, Jr.                   85,750 (8)            1.75%

All Directors and Executive
Officers as a group (8 persons)        1,435,672               25.65%

(1) Includes 1,500 shares of Common Stock registered to Mr. Schwartz as joint tenant with Janice L. Bredt and options to purchase 201,250 shares of Common Stock.

(2)  Includes options to purchase 160,643 shares of Common Stock.

(3)  Includes options to purchase 154,726 shares of Common Stock.

(4)  Includes options to purchase 37,414 shares of Common Stock.

(5)  Consists solely of options to purchase shares of Common Stock.

(6)  Includes options to purchase 55,000 shares of Common Stock.

(7)  Includes options to purchase 37,791 shares of Common Stock.

(8)  Includes options to purchase 55,000 shares of Common Stock.


Item 13. Certain Relationships and Related Transactions


     Theodore A. Schwartz, Joseph F. Weiderman and Paul L. Spiese, III

     The Company holds Promissory Notes made by Messrs. Schwartz, Weiderman and Spiese, Chief Executive Officer, President and Chief Operating Officer and Vice President of Manufacturing, of the Company, totalling $175,083, $152,000 and $100,833 (the "Notes") respectively, which bear interest at a rate of six percent per annum. The Notes require that the principal and accrued interest to be paid on or before November 21, 2001. The proceeds of the Notes were used by Messrs. Schwartz, Weiderman and Spiese to purchase securities of the Company in the Company's 1993 private placements and warrant exercise of 1996. Such securities were purchased on the same terms as other investors in the private placements. The largest aggregate amount outstanding under the Promissory Notes during the year ended December 31, 1996 were $175,083, $152,000 and $100,833 respectively, all of which are currently outstanding.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial statements - attached at pages F-1 through F-24 are the financial statements and financial schedules set forth below, and which are incorporated by reference in Item 8:

Berger Holdings, Ltd.

Reports of Independent Auditors on Financial Statements
of Berger Holdings, Ltd. and Subsidiary for 1996, 1995 and 1994            F-1

Consolidated Balance Sheets of Berger Holdings, Ltd.
and Subsidiary as of December 31, 1996 and 1995                            F-2

Consolidated Statements of Operations of Berger
Holdings, Ltd. and Subsidiary for the years ended
December 31, 1996, 1995, and 1994                                          F-4

Consolidated Statements of Stockholders' Equity of
Berger Holdings, Ltd. and Subsidiary for the years
ended December 31, 1996, 1995 and 1994                                     F-6

Consolidated Statements of Cash Flows of Berger Holdings,
Ltd. and Subsidiary for the years ended December 31, 1996,
1995 and 1994                                                              F-7

Notes to Consolidated Financial Statements of Berger
Holdings, Ltd. and Subsidiary                                              F-10

2. Financial statement schedules - The following consolidated financial statement schedules are included herein:

Schedule V  -- Consolidated Property, Plant and Equipment

Schedule VI -- Consolidated Accumulated Depreciation, Depletion and
               Amortization of Property, Plant and Equipment

Schedule IX -- Consolidated Short-Term Borrowings

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the financial statements or the notes thereto and therefore have been omitted.

3.   Exhibits

Exhibit
Number       Title                           Method of Filing
------       -----                           ----------------

2(a)         Debtor's Third Amended          Incorporated by reference to
             Joint Plan of                   Exhibit 1 of the Company's
             Reorganization                  Current Report on Form 8-K filed
                                             on March 31, 1993 (the "Form 8-K")

2(b)         Third Amended Disclosure        Incorporated by reference
             Statement for Debtor's          to Exhibit 2 of Form 8-K
             Amended Joint Plan of
             Reorganization

2(c)         Settlement Agreement by          Incorporated by reference to
             and between the Registrant       Exhibit 4 of Form 8-K
             and Meridian Bank

3(a)         Articles of                      Incorporated by Reference to
             Incorporation and                Exhibit 3 of the Registration
             Bylaws                           Statement on Form S-18 filed
                                              February 15, 1983
                                              (File No. 2-81851-W) (the
                                              "1983 Registration Statement")

Exhibit
Number       Title                           Method of Filing
------       -----                           ----------------

3(b)         Articles of Amendment           Incorporated by reference to
             dated November 29,              Exhibit 3(b) of the Annual
             1989                            Report on Form 10-K for the year
                                             ended December 31, 1989
                                             (the "1989 Form 10-K")

3(c)        Articles of Amendment            Incorporated by reference to
            effective July 30,               Exhibit 3(c) to Amendment No. 1
            1990                             to the Registration Statement on
                                             Form S-1 filed on October 15, 1990
                                             ("Pre-Effective Amendment No. 1")
                                             (33-35898)

3(d)         Amended and Restated            Incorporated by reference to
             Bylaws                          Exhibit 3(d) of the Registration
                                             Statement on Form S-1 filed
                                             June 16, 1993 (the "1993 Form S-1")
                                             (33-64468)

3(e)         Articles of Amendment           Incorporated by reference to
             dated July 22, 1993             Exhibit 3(e) of the Annual Report
                                             on Form 10-K for the year ended
                                             December 31, 1993 (the
                                             "1993 Form 10-K")

4(a)         Form of 1993                    Incorporated by reference to
             Private Placement               Exhibit 4(g) of the 1993 Form S-1

4(b)         Form of Consulting              Incorporated by reference to
             Warrant by and between          Exhibit 4(h) of the 1993 Form S-1
             the Company and Universal
             Solutions, Inc.

4(c)         Form of 1993                    Incorporated by reference to
             Private Placement Warrant       Exhibit 4.9 of the Registration
             No. 2                           Statement on Form S-3 filed
                                             January 21, 1994 (the "Form S-3")
                                             (33-82152)

4(d)         Form of Consulting              Incorporated by reference to
             Warrant                         Exhibit 4.10 of the Form S-3

10(a)        Lease Agreement                 Incorporated by reference to
             between Berger Bros.            Exhibit 10(i) of the 1989
             Company and Feasterville        Form 10-K
             Associates dated May 30, 1989

Exhibit
Number       Title                           Method of Filing
------       -----                           ----------------

10(b)        Addendum to Lease               Incorporated by reference to
             Agreement between               Exhibit 10(j) of the 1989
             Berger Bros. Company            Form 10-K
             and Feasterville
             Associates dated
             May 30, 1989

10(c)        Cobra Ridge Vent                Incorporated by reference to
             Sale Agreement                  Exhibit 10(r) of the Annual Report
                                             on Form 10-K for the year ended
                                             December 31, 1993

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

23            Consent of Independent         Filed Herewith
              Accountants

27            Financial Data Schedule

     All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8K:

     No Reports on Form 8K were filed during the last quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1997.

                                               BERGER HOLDINGS, LTD.

                                         By:   /S/ THEODORE A. SCHWARTZ
                                              --------------------------------
                                               Theodore A. Schwartz
                                               Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title                               Date
---------                         -----                               ----

/S/ THEODORE A. SCHWARTZ          Chief Executive Officer             March 25, 1997
---------------------------       and Chairman of the Board
Theodore A. Schwartz              (Principal Executive Officer)


/S/ PAUL L. SPIESE, III           Director                            March 25, 1997
---------------------------       Vice President
Paul L. Spiese, III

/S/ JOSEPH F. WEIDERMAN           President, Chief  Operating         March 25, 1997
---------------------------       Officer and Director
Joseph F. Weiderman

---------------------------       Director                            March __, 1997
Larry Falcon

---------------------------       Director                            March __, 1997
Jacob I. Haft, M.D.


/S/ DR. IRVING KRAUT              Director                            March 25, 1997
---------------------------
Dr. Irving Kraut

---------------------------       Director                            March __, 1997
Jeffrey I. Schocket

/S/ FRANCIS E. WELLOCK, JR.       Chief Financial Officer             March 25, 1997
---------------------------       (Principal Financial and
Francis E. Wellock, Jr.            Accounting Officer)


                          Independent Auditor's Report



                                                             February 19, 1997



Stockholders and Board of Directors
Berger Holdings, Ltd. and Subsidiary
Feasterville, Pennsylvania


     We have audited the accompanying consolidated balance sheets of BERGER HOLDINGS, LTD. AND SUBSIDIARY as of December 31, 1996 and 1995 and the related consolidated statements of operations, of stockholders' equity, and of cash flows and the financial statement schedules listed under Item 14(a)(2) of the Company's annual report on Form 10-K for each of the three years in the period ended December 31, 1996. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BERGER HOLDINGS, LTD. AND SUBSIDIARY as of December 31, 1996 and 1995, and the results of its operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. The financial statement schedules referred to above are fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

                                  /s/ GOLDENBERG ROSENTHAL FRIEDLANDER, LLP

Jenkintown, Pennsylvania

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                           December 31
                                                                           -----------

       ASSETS                                                           1996          1995
                                                                        ----          ----

Current assets
       Cash (Note 13)                                                $ 1,236,709   $   171,432
       Accounts receivable, net of allowance for doubtful
            accounts of $43,000 in 1996 and 1995
            (Notes 6 and 14)                                           1,569,741     1,221,065
       Inventories (Notes 3 and 6)                                     2,133,895     1,593,642
       Prepaid and other current assets                                  153,733       117,347
       Deferred income taxes (Note 8)                                    250,000          --
                                                                     -----------   -----------
       Total current assets                                            5,344,078     3,103,486


Property and equipment, net (Notes 2 and 4)                            6,080,755     5,742,270


Other assets
       Deferred income taxes (Note 8)                                    250,000          --
       Other (Note 5)                                                    145,654       488,409


Goodwill, net of accumulated amortization of $393,530 in
       1996 and $314,730 in 1995 (Note 2)                                472,374       551,174
                                                                     -----------   -----------
                                                                     $12,292,861   $ 9,885,339
                                                                     ===========   ===========

(continued)

                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


(continued)


                                                                                        December 31
                                                                                        -----------

       LIABILITIES AND STOCKHOLDERS' EQUITY                                      1996           1995
                                                                                 ----           ----
Current liabilities
       Current maturities of long-term debt (Notes 6 and 14)                $    247,717    $  2,077,171
       Accounts payable                                                          110,867       1,150,365
       Accrued expenses (Note 7)                                                 557,222         345,721
                                                                            ------------    ------------
       Total current liabilities                                                 915,806       3,573,257


Long-term debt, net of current maturities (Notes 6 and 14)                     3,721,719       1,676,713
                                                                            ------------    ------------
       Total liabilities                                                       4,637,525       5,249,970
                                                                            ------------    ------------
Commitments and contingencies (Notes 11 and 15)

Stockholders' equity (Notes 2, 9, 10, 11, 12 and 15)
       Common stock, $.01 par value
            Authorized                   20,000,000 shares
            Issued and outstanding        4,858,150 shares in 1996
                                          3,531,439 shares in 1995                48,581          35,314
       Additional paid-in capital                                             16,753,862      15,088,747
       Accumulated deficit                                                    (8,634,191)    (10,288,692)
                                                                            ------------    ------------
                                                                               8,168,252       4,835,369
       Less common stock subscribed                                             (512,916)       (200,000)
                                                                            ------------    ------------
                                                                               7,655,336       4,635,369
                                                                            ------------    ------------
                                                                              12,292,861    $  9,885,339
                                                                            ============    ============

                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Year Ended December 31
                                                             ----------------------

                                                       1996            1995           1994
                                                       ----            ----           ----

Net sales (Note 1)                                $ 19,745,890    $ 15,653,321    $ 16,595,918

Cost of sales                                       15,587,221      13,738,061      14,413,877
                                                  ------------    ------------    ------------
Gross profit                                         4,158,669       1,915,260       2,182,041
                                                  ------------    ------------    ------------
Selling, administrative and general
       expenses (Note 2)                             2,389,285       2,225,685       1,914,700

Amortization of consulting costs (Note 10)                --              --           205,000
                                                  ------------    ------------    ------------
                                                     2,389,285       2,225,685       2,119,700
                                                  ------------    ------------    ------------
Income (loss) from operations                        1,769,384        (310,425)         62,341
                                                  ------------    ------------    ------------
Other (expense) income
       Interest expense                               (619,178)       (570,420)       (520,908)
       Other income, net                                 4,295          30,984          (2,084)
                                                  ------------    ------------    ------------

                                                      (614,883)       (539,436)       (522,992)
                                                  ------------    ------------    ------------
Income (loss) before income taxes and
       extraordinary items                           1,154,501        (849,861)       (460,651)

Provision for income tax benefit (Note 8)              500,000            --              --
                                                  ------------    ------------    ------------
Income (loss) before extraordinary item              1,654,501        (849,861)       (460,651)

Extraordinary item (Note 12)                              --              --           948,207
                                                  ------------    ------------    ------------
Net income (loss) (Note 9)                        $  1,654,501    $   (849,861)   $    487,556
                                                  ============    ============    ============


(continued)


                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

(continued)


                                                               Year Ended December 31
                                                               ----------------------

                                                            1996          1995        1994
                                                            ----          ----        ----

Earnings (loss) per common share
       (Notes 2 and 9)

Earnings per common share and common
       share equivalents
            Income (loss) before extraordinary
                 item                                    $      0.44       (0.26)  $    (0.15)

            Extraordinary item                                    --          --         0.32
                                                         -----------   ---------   ----------
            Net income (loss)                            $      0.44   $   (0.26)  $     0.17
                                                         ===========   =========   ==========

       Weighted average number of common
            and common share equivalents
            outstanding during the year                    3,720,149    3,326,165    2,920,362
                                                         ===========   =========   ==========

Earnings per share assuming full dilution
            Income (loss) before extraordinary
                 item                                    $      0.41   $   (0.26)  $    (0.15)
             Extraordinary item                                   --          --         0.32
                                                         -----------    ---------  -----------
             Net income (loss)                           $      0.41   $    (0.26) $      0.17
                                                         ===========   =========   ==========

       Weighted average number of common
            and common share equivalents
            outstanding during the year                    4,260,620    3,326,165    2,920,362
                                                         ===========   =========   ==========

                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (NOTES 9 AND 10)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                                                 Common Stock
                                                            Common Stock                                          Subscribed
                                                        --------------------                                  --------------------
                                                                                Additional
                                                        Number of                Paid-in        Accumulated   Number of
                                                         Shares       Amount     Capital          Deficit      Shares      Amount
                                                        ---------    -------   ------------    ------------   ---------   --------
Balance, January 1, 1994                                2,059,227    $20,592   $ 13,955,395    $ (9,926,387)   200,000    $200,000

Shares issued in exchange for debts                         2,212         22          3,408            --         --          --

Shares issued in private placements                       220,000      2,200        160,035            --         --          --

Warrants exercised at $.50 per share                      450,000      4,500        220,500            --         --          --

Warrants exercised at $1.25 per share                     300,000      3,000        372,000            --         --          --

Warrants exercised at $1.50 per share                      58,000        580         86,420            --         --          --

Shares issued in exchange for services                    102,000      1,020         (1,020)           --         --          --

NASDAQ costs associated with private placements              --         --          (18,500)           --         --          --

Net income for the year ended December 31, 1994              --         --             --           487,556       --          --
                                                       ----------    -------   ------------    ------------    -------    --------

Balance, December 31, 1994                              3,191,439     31,914     14,778,238      (9,438,831)   200,000     200,000

Shares issued in exchange for equipment (Note 5)          100,000      1,000        111,500            --         --          --

Shares issued in private placements                       240,000      2,400        199,009            --         --          --

Net loss for the year ended December 31, 1995                --         --             --          (849,861)      --          --
                                                       ----------    -------   ------------    ------------    -------    --------

Balance, December 31, 1995                              3,531,439     35,314     15,088,747     (10,288,692)   200,000     200,000

Debt converted to common shares                           175,000      1,750        173,250            --         --          --

Warrants exercised at $1.50 per share, net of costs
       associated with raising funds                      966,250      9,662      1,415,079            --      247,500     371,250

Warrants exercised at $1.00 per share                      52,500        525         51,975            --         --          --

Shares issued in exchange for services                    133,000      1,330         24,870            --         --          --

Shares retired                                                (39)      --              (59)           --         --          --

Reduction of common stock subscribed                         --         --             --              --      (58,334)    (58,334)

Net income for the year ended December 31, 1996              --         --             --         1,654,501       --          --
                                                       ----------    -------   ------------    ------------    -------    --------

                                                        4,858,150    $48,581   $ 16,753,862    $ (8,634,191)   389,166    $512,916
                                                       ==========    =======   ============    ============    =======    ========


                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31
                                                              -----------------------------------------

                                                                  1996            1995           1994
                                                                  ----            ----           ----
Cash flows from operating activities
       Net income (loss)                                      $ 1,654,501      $ (849,861)     $ 487,556
                                                              -----------      ----------      ---------
       Adjustments to reconcile net income (loss)
            to net cash provided by (used in)
            operating activities
                 Gain on discharge of liabilities                       -               -       (948,207)
                 Deferred income tax                             (500,000)              -              -
                 Depreciation and amortization                    732,066         719,245        699,258
                 Amortization of deferred charges                       -               -        205,000
                 (Increase) decrease in assets
                       Accounts receivable                       (348,676)         18,366       (366,376)
                       Inventories                               (540,253)        288,254       (634,122)
                       Other current and long-term
                            assets                               (149,019)       (126,915)        43,441
                 Increase (decrease) in accounts
                       payable and accrued expenses              (827,997)        416,118        355,368
                                                              -----------      ----------      ---------

       Total adjustments                                       (1,633,879)      1,315,068       (645,638)
                                                              -----------      ----------      ---------

       Net cash provided by (used in) operating
            activities                                             20,622         465,207       (158,082)
                                                              -----------      ----------      ---------

Cash flows used in investing activities
       Acquisition of property and equipment,
            net of retirements                                   (444,706)       (226,986)      (717,311)
                                                              -----------      ----------      ---------

(continued)

                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(continued)

                                                                    Year Ended December 31
                                                           -------------------------------------
                                                              1996           1995          1994
                                                              ----           ----          ----
Cash flows from financing activities
       Proceeds from working capital line                    209,297         --        2,281,598
       Proceeds from issuance of convertible debt            175,000         --             --
       Loan and mortgage repayments                          (85,402)     347,589)    (2,588,581)
       Gross proceeds from issuance of stock
            under private placements and
            stock warrants                                 1,264,696      239,000        907,000
       Purchase of common stock put option                      --           --         (151,125)
       Costs of private placement                            (74,230)     (37,591)       (72,837)
                                                          ----------    ---------    -----------

       Net cash provided by (used in) financing
            activities                                     1,489,361     (146,180)       376,055
                                                          ----------    ---------    -----------

Net increase (decrease) in cash                            1,065,277       92,041       (499,338)

Cash, beginning of year                                      171,432       79,391        578,729
                                                          ----------    ---------    -----------

Cash, end of year                                         $1,236,709    $ 171,432    $    79,391
                                                          ==========    =========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

            Cash paid during the year for interest        $  619,000    $   570,000  $   526,000



(continued)

                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(continued)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES

         In 1996, the Company entered into capital leases aggregating $91,657.


         In 1996, the Company applied $455,388 of deposits to equipment.


         In 1995, the Company issued 100,000 shares of common stock valued at $112,500 as a partial payment on an equipment deposit.


         In 1994, the Company incurred $27,864 of costs associated with refinancing its building mortgage which was capitalized to property and credited to the mortgage liability.




                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BUSINESS ORGANIZATION

     Berger Holdings, Ltd. ("Company") was incorporated in the Commonwealth of Pennsylvania on August 28, 1979.

     The Company operates in a manufacturing facility in Feasterville, Pennsylvania. The Company produces aluminum, galvanized and copper roof drainage products and solid vinyl home siding products. The roof drainage products represent over 90% of the Company revenues, with the balance from the solid vinyl home siding product line. Berger sells to wholesale building product distributors throughout the United States, its territories and Canada, but is specifically concentrated in the Northeast corridor. The Company routinely grants credit to these distributors.

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

     Revenue Recognition

     The Company records revenues on its products when goods are shipped.

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

     Goodwill

     Goodwill is amortized using the straight-line method over ten years. Goodwill charged to operations was $78,800 in each year presented.

     Earnings (Loss) Per Share

     Earnings (loss) per common share amounts are based upon the weighted average number of common and common share equivalents outstanding during the year. In 1995 common share equivalents were excluded from the computation because they had an antidilutive effect.

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

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




3. INVENTORIES (continued)

         As of December 31, 1996 and 1995, inventories consist of the following:

                                                  1996           1995
                                                  ----           ----

  Raw materials                                $1,291,490     $  872,126
  Finished goods                                  816,719        704,828
  Packaging materials and supplies                 71,686         76,688
  Less provision for obsolescence              (   46,000)    (   60,000)
                                               ----------     ----------

                                               $2,133,895     $1,593,642
                                               ==========     ==========


4. PROPERTY AND EQUIPMENT

     As of December 31, 1996 and 1995, property and equipment consists of the following:

                                                 1996            1995
                                                 ----            ----

  Land                                      $   485,000       $   485,000
  Building                                    3,842,865         3,842,865
  Machinery                                   5,058,444         4,380,359
  Furniture and fixtures                        442,107           359,967
  Trucks and autos                              482,462           415,832
  Dies                                          517,101           487,748
  Leasehold improvements                        744,596           645,954
                                            -----------       -----------
                                             11,572,575        10,617,725
  Less accumulated depreciation
      and amortization                        5,491,820         4,875,455
                                            -----------       -----------

                                            $ 6,080,755       $ 5,742,270
                                            ===========       ===========

     Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $653,266, $640,445 and $620,458, respectively.

     Total cost of machinery under capital leases included above as of December 31, 1996 and 1995 was $243,493 and $151,836, respectively.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. OTHER ASSETS

         As of December 31, 1996 and 1995, other assets consist of the following:

                                                       1996          1995
                                                       ----          ----

Equipment deposit                                    $109,711      $455,388
Other assets                                           35,943        33,021
                                                     --------      --------

                                                     $145,654      $488,409
                                                     ========      ========

     In 1995, the Company exchanged 100,000 shares of common stock as a partial payment on manufacturing equipment. These shares were valued at $112,500 which represented the market value of stock at the date of the transaction.


6. LONG-TERM DEBT

     As of December 31, 1996 and 1995, long-term debt consisted of the following:

                                                         1996          1995
                                                         ----          ----
   Term  loan, working capital line. The Company has
       an available line of credit of $3,500,000
       subject to a borrowing formula as described
       in the loan agreement. Under the terms of
       this loan, the Company is required to pay
       monthly principal payments of $14,672
       through June 30, 1998, at which time the
       remaining balance is due. This loan is
       collateralized by accounts receivable and
       inventory and bears interest at 3.25% over
       the prime rate (prime was 8.25% as of
       December 31, 1996). Under the provisions of
       this agreement, the Company can borrow
       additional funds provided the collateral
       requirements are met. Additionally, the
       Company is required to pay interest on a
       minimum of $2,750,000 whether or not
       this minimum amount is borrowed.                $2,220,051    $2,010,754

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LONG-TERM DEBT (continued)

                                                         1996            1995
                                                         ----            ----

  Mortgage note payable, principal and interest
      due in monthly payments of approximately
      $17,400 through May, 2016 with a call date
      any time after April 23, 2001 upon 60 days
      prior notice. Interest is based on U.S.
      Treasury Bill rates and adjusted every
      5 years. The current interest rate is 10.2%.     1,659,046       1,696,721

  Notes payable and capital leases, due in monthly
      installments of approximately $4,000,
      including interest, ranging from 7.25% to
      11.0% through 2000; collateralized by
      certain equipment.                                  90,339          46,409
                                                      ----------      ----------
                                                       3,969,436       3,753,884
  Less current maturities                                247,717       2,077,171
                                                      ----------      ----------

                                                      $3,721,719      $1,676,713
                                                      ==========      ==========


     Scheduled annual maturities of long-term debt as of December 31, 1996 are as follows:

          Year Ending December 31
          -----------------------

                    1997                           $  247,717
                    1998                            2,112,593
                    1999                               71,878
                    2000                               71,503
                    2001                               63,211
                 Thereafter                         1,402,534
                                                   ----------

                                                   $3,969,436
                                                   ==========

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  ACCRUED EXPENSES

     As of December 31, 1996 and 1995, accrued expenses consist of the following:

                                                         1996          1995
                                                       --------      --------

  Payroll and related expenses                         $122,685      $120,303
  Volume rebates                                        270,988       118,954
  Insurance, real estate taxes and miscellaneous         79,876        33,495
  Professional fees                                      26,813        24,635
  Interest                                                --           18,000
  Freight                                                56,860        30,334
                                                       --------      --------

  Total accrued expenses                               $557,222      $345,721
                                                       ========      ========


8.  INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. The provision (benefit) for (from) deferred income taxes results from temporary differences which consist of different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. The sources of these differences and the tax effect of each as of December 31, 1996, 1995 and 1994 were as follows:

                                                1996          1995           1994
                                                ----          ----           ----

  Inventory reserves                       $    18,400    $    24,000     $    40,000
  Net operating loss carryforwards           2,390,000      2,400,000       2,074,000
  Depreciation                             (   135,000)   (   120,000)    (    24,000)
                                           -----------    -----------     -----------

      Subtotal                               2,273,400      2,304,000       2,090,000
  Valuation allowance                      ( 1,773,400)    (2,304,000)    ( 2,090,000)
                                           -----------    ------------    -----------

      Total net deferred tax asset         $   500,000    $        --     $        --
                                           ===========    ===========     ===========

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  INCOME TAXES (continued)

         The valuation allowance decreased $530,000, increased $214,000 and decreased $240,600 during the years ended December 31, 1996, 1995 and 1994, respectively. The net deferred asset of $500,000 has been recognized on the balance sheet as follows:

  Current portion             $250,000
  Noncurrent portion           250,000
                              --------

                              $500,000
                              ========

         As of December 31, 1996, the Company had carryforward net operating losses of approximately $6,000,000, expiring through 2010. In addition, investment tax credits of approximately $5,000 are available to apply against future income taxes, if any, and expire in 2000.

         Provision for income taxes for 1996 was as follows:

  Current, federal and state at
        statutory rates                 $   500,000
  Deferred, reduction of valuation
        allowance                      (  1,000,000)
                                       ------------

  Deferred tax benefit                 ($   500,000)
                                       ============

         No provision for federal or state income taxes was recognized for 1994 and 1995. Certain gains which were recognized as a result of the Company's emergence from bankruptcy are not considered taxable income for either federal or state purposes. Additionally, gains recognized from exchanging debt for common stock are not considered taxable income. However, these gains reduce prior years' net operating loss carryforwards.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. STOCK OPTIONS

         Under various plans, the Company may grant stock options to key executives, directors, management personnel and other employees. Transactions under the various stock option plans for the period indicated were as follows:

                                            1996           1995          1994
                                           -----------   ---------     -------

   Outstanding at beginning of year         1,205,167      515,167      90,167

   Options granted                          1,065,000      690,000     425,000

   Options canceled                        (     8,169)      --           --
                                           -----------   ---------     -------

   Outstanding at December 31               2,261,998    1,205,167     515,167
                                           ===========   =========     =======

   Exercisable at December 31                 736,998      505,167     280,167
                                           ===========   =========     =======

     Stock option awards are granted at prices equal to or greater than the stock market price on the date of grant. Options outstanding under these plans ranged in price from $1.50 to $2.00, per share.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation ("SFAS No. 123") which is effective for the Company in 1996. As permitted under SFAS No. 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans. The Company will continue to account for such compensation under the provisions of Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards granted in 1996 consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    1996
                                                                    ----

  Net income                                  As reported        $1,654,501
                                              Pro forma          $1,564,510

  Primary earnings per share                  As reported        $     0.44
                                              Pro forma          $     0.42

  Fully diluted earnings per share            As reported        $     0.41
                                              Pro forma          $     0.39

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  STOCK OPTIONS (continued)

     The fair value of the options granted in 1996 used to compute pro forma net income and earnings per share disclosures is the estimated present value at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%; expected volatility of 83%; risk free interest rate of 6.5%; it is expected that the options will be exercised immediately upon vesting.


10. CAPITAL STOCK AND WARRANTS

     In 1996, the Company issued 133,000 shares of common stock in exchange for consulting services. Additionally, in 1996 the Company issued convertible debt aggregating $175,000, which was converted into 175,000 shares of common stock.

     The following summarizes shares issued in connection with private placements during 1995 and 1994:


                                 1 9 9 5
------------------------------------------------------------------------------

                                 Number           Capital           Shares
            Date                of Units           Raised           Issued
----------------------------  ------------      ------------      -----------

  October, 1995                   240   (a)      $ 239,000          240,000


                                 1 9 9 4
-----------------------------------------------------------------------------

                                 Number           Capital           Shares
            Date                of Units          Raised            Issued
----------------------------  ------------      ------------      -----------

  January, 1994                  220    (b)      $ 220,000          220,000

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. CAPITAL STOCK AND WARRANTS (continued)

     (a) In connection with the placement of these units, the placement agents were granted warrants to purchase up to 112,500 shares at $1.00 per share (effective August, 1995) expiring in December, 1997.

     (b) Each unit costing $1,000 entitled a purchaser to 1,000 shares of common stock and warrants to purchase an additional 1,000 shares at $1.50 per share. Of the 220,000 warrants, 195,000 were exercised and 25,000 expired.

     As of December 31, 1996, total outstanding warrants were approximately 550,000. The exercise price of these warrants ranged from $.90 to $2.00 and expire at various dates through 1999.

         Stock warrant transactions are summarized as follows:

                                                  Stock
                                                 Warrants
                                                ---------


  Outstanding, January 1, 1995                  1,061,817

      Issued                                      112,500
                                                ---------

  Outstanding, December 31, 1995                1,174,317

      Issued                                      490,000
      Exercised                                (1,018,750)
      Forfeited                                (   95,567)
                                                ---------

  Outstanding, December 31, 1996                  550,000
                                                =========

     In December, 1993, the Company entered into a series of one-year consulting agreements for financial public relations services. In exchange for these services, the Company granted the consultants 450,000 warrants which were exercised in 1994. These warrants were each exercised for one share of common stock, at the exercise price of $.50 per share. The Company estimated the value of the services received in exchange for the warrants to be $225,000.

     Additionally, 300,000 warrants were issued and exercised at $1.25 per share for consulting services in 1994.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. CAPITAL STOCK AND WARRANTS (continued)

     In 1993, the Company recorded the issuance of the 450,000 warrants as follows:

  Deferred charge                           $225,000

  Less accumulated amortization             ( 20,000)
                                            --------

                                            $205,000
                                            ========


  Paid-in capital                           $225,000
                                            ========

     The unamortized balance of $205,000 was recognized as consulting expense in 1994.

     During 1996, $58,334 due from officers for stock subscribed, relating to a 1993 private placement, were forgiven. The balance due on these subscriptions of $116,666 will be forgiven if during the period 1997 through 1999, operating earnings goals are met as follows:

    1) If per share operating earnings are at least 110% of 1996 per share operating earnings, $58,333 will be forgiven or,

    2) If per share operating earnings are at least 120% of 1996 per share operating earnings, the entire balance will be forgiven.


11. COMMITMENTS AND CONTINGENCIES

     The Company leases certain real property and equipment under noncancellable operating leases. Under certain leasing arrangements, the Company pays property taxes, insurance and maintenance related to the leased property.

     Rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $105,910, $103,039 and $52,500, respectively.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. COMMITMENTS AND CONTINGENCIES (continued)

     As of December 31, 1996, minimum rental commitments under long-term, noncancellable operating leases are as follows:

          Year Ending December 31
          -----------------------

           1997                                    $105,000
           1998 (end of leases)                      46,000
                                                   --------

                                                   $151,000
                                                   ========

     The Company's current involvement in legal proceedings are those which arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial position of the Company.

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

     The Company has entered into an agreement with a shareholder to provide management support, strategic planning and assistance in raising capital. Under the terms of the agreement, the Company provided 75,000 unregistered shares, in 1996, and paid this consultant $75,000 in 1995. The Company revised this contract, effective January 1, 1997. Under the revised contract, the Company will issue 37,500 shares of common stock in 1997 to satisfy future obligations under this contract.

     During 1996, the Company entered into an agreement with Focus Tech Investments, Inc. ("FTI") to provide financial public relations services through March 31, 1997. In exchange for these services the Company provided 58,000 unregistered shares of common stock in 1996 and will issue 18,000 unregistered shares of common stock in 1997. The Company is currently negotiating an extension of this agreement.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. COMMITMENTS AND CONTINGENCIES (continued)

     In accordance with the above transactions the following amounts have been recorded as of December 31

                                                           1996                    1995
                                       -------------------------------------   ------------

                                        Shareholder       FTI        Total      Shareholder
                                       -------------   ---------   ---------   ------------
  Common stock                            $   750        $   580    $  1,330             --
                                       =============   =========   =========   ============

  Additional paid-in capital, net
        of fees for raising capital       $10,950        $13,920     $24,870             --
                                       =============   =========   =========   ============

  Professional services                   $11,700        $14,500     $26,200        $63,750
                                       =============   =========   =========   ============

     Approximately two-thirds of the Company's workforce is covered under collective bargaining agreements. One of the agreements expires in November 1997 and the other in March 1998.


12. EXTRAORDINARY ITEM

     The gain from discharge of liabilities as a result of emerging from bankruptcy on December 29, 1992, has been recorded as an extraordinary gain. The gain of $948,207 in 1994 consists of the following:

Exchange of common stock for outstanding
    claims                                                $  8,005

Reduction of debt of unsecured creditors                    14,418

Discharge of bank indebtedness (a)                         951,135

Stock put option (b)                                      ( 25,351)
                                                          --------

                                                          $948,207
                                                          ========

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




12. EXTRAORDINARY ITEM (continued)

     (a) During 1994, the Company paid off its loan with its former primary lender and recognized a gain as follows:

            Gain on early extinguishment of debt                    $1,092,462
            Expenses directly relating to debt refinancing        (    141,327)
                                                                 ---------------

                                                                   $   951,135
                                                                 ===============

     (b) In 1993, as part of the exchange of common stock for outstanding claims, the Company gave certain creditors the option to "put" 20,745 shares of common stock back to the Company at $10 per share. During 1994, certain creditors exercised their options which resulted in a loss of $25,351, thereby reducing the gain previously recognized as a reduction of debt of unsecured creditors.


13. CONCENTRATION OF CREDIT RISK ARISING FROM CASH DEPOSITS

     The Company maintains cash balances at a financial institution located in the Delaware Valley area. The accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company's cash balances periodically exceed the insured limit.


14.   DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

           Accounts Receivable and Accounts Payable

     The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-Term Debt

     The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. As of December 31, 1996, the carrying value of this debt, aggregating $3,969,436 approximates the fair value.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




15. SUBSEQUENT EVENT

     On February 7, 1997, the Company purchased 100% interest in Real-Tool, Inc., a Virginia Corporation. Consideration for this acquisition was as follows:

  Stock Consideration
----------------------------------------

      Common shares issued                     100,000
                                           =============

  Cash Consideration
----------------------------------------

      Inventory and accounts receivable       $150,618
      Non-compete agreement                     50,000
      Product development rights                50,000
      Goodwill                                 650,000
                                           -------------

                                              $900,618
                                           =============

  Future Consideration
----------------------------------------

      Note payable to former
        shareholder of Real-Tool, Inc.
        to be paid in quarterly
        installments over a 1 year
        period, without interest.             $750,000
                                           =============

     Concurrent with the purchase, the Company entered into a royalty agreement with the sole shareholder of Real-Tool, Inc. Under this agreement, which expires in 2012, the Company is required to pay minimum royalties of $75,000 annually, through 2002.

     Subsequent to 2002, the Company has the option to either increase the percentage of royalties paid to this individual and eliminate the minimum payment requirement, or continue this contract as is.


16. ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

     As of December 31, 1996, there were no accounting pronouncements issued, but not yet effective which would have a material effect on the financial statements of the Company.

SCHEDULE V:
                              BERGER HOLDINGS, LTD.
                   CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1996

                            BEGINNING                                   ENDING
CLASSIFICATION               BALANCE      ADDITIONS   RETIREMENTS       BALANCE
--------------               -------      ---------   -----------       -------

LAND                          485,000             0             0        485,000
BUILDING                    3,842,865             0             0      3,842,865
MACHINERY                   4,380,359       678,085             0      5,058,444
DIES                          487,748        29,353             0        517,101
FURN. & FIXT.                 359,967        82,140             0        442,107
TRUCKS & AUTOS                415,832       112,286       (45,656)       482,462
LEASEHOLD IMP.                645,954        98,642             0        744,596
                           ----------    ----------    ----------     ----------

          TOTALS           10,617,725     1,000,506       (45,656)    11,572,575
                           ==========    ==========    ==========     ==========


                          YEAR ENDED DECEMBER 31, 1995


                            BEGINNING                                   ENDING
CLASSIFICATION               BALANCE      ADDITIONS   RETIREMENTS       BALANCE
--------------               -------      ---------   -----------       -------
LAND                          485,000             0             0        485,000
BUILDING                    3,842,865             0             0      3,842,865
MACHINERY                   4,250,600       129,759             0      4,380,359
DIES                          461,424        26,324             0        487,748
FURN. & FIXT.                 354,365         5,602             0        359,967
TRUCKS & AUTOS                409,332         6,500             0        415,832
LEASEHOLD IMP.                587,152        58,802             0        645,954
                           ----------    ----------    ----------     ----------

          TOTALS           10,390,738       226,987             0     10,617,725
                           ==========    ==========    ==========     ==========


                          YEAR ENDED DECEMBER 31, 1994


                            BEGINNING                                   ENDING
CLASSIFICATION               BALANCE      ADDITIONS   RETIREMENTS       BALANCE
--------------               -------      ---------   -----------       -------

LAND                          485,000             0             0        485,000
BUILDING                    3,815,000        27,865             0      3,842,865
MACHINERY                   3,779,193       471,407             0      4,250,600
DIES                          422,616        38,808             0        461,424
FURN. & FIXT.                 332,790        21,575             0        354,365
TRUCKS & AUTOS                324,011       102,582       (17,261)       409,332
LEASEHOLD IMP.                525,665        61,487             0        587,152
                           ----------    ----------    ----------     ----------

          TOTALS            9,684,275       723,724       (17,261)    10,390,738
                           ==========    ==========    ==========     ==========

SCHEDULE VI:
                              BERGER HOLDINGS, LTD.
       CONSOLIDATED ACCUMULATED DEPRECIATION PROPERTY, PLANT AND EQUIPMENT
                          YEAR ENDED DECEMBER 31, 1996

                            BEGINNING                                   ENDING
DESCRIPTION                  BALANCE      ADDITIONS   RETIREMENTS       BALANCE
-----------                  -------      ---------   -----------       -------

BUILDING                     837,095       128,096              0        965,191
MACHINERY                  2,735,153       353,580              0      3,088,733
DIES                         321,856        37,381              0        359,237
FURN. & FIXT.                323,303        24,687              0        347,990
TRUCKS & AUTOS               297,616        46,850        (36,900)       307,566
LEASEHOLD IMP.               360,432        62,671              0        423,103
                          ----------    ----------     ----------     ----------

                           4,875,455       653,265        (36,900)     5,491,820
                          ==========    ==========     ==========     ==========


                          YEAR ENDED DECEMBER 31, 1995


                            BEGINNING                                   ENDING
DESCRIPTION                  BALANCE      ADDITIONS   RETIREMENTS       BALANCE
-----------                  -------      ---------   -----------       -------

BUILDING                      709,000       128,095             0        837,095
MACHINERY                   2,383,849       351,304             0      2,735,153
DIES                          289,380        32,476             0        321,856
FURN. & FIXT.                 302,344        20,959             0        323,303
TRUCKS & AUTOS                249,777        47,839             0        297,616
LEASEHOLD IMP.                300,659        59,773             0        360,432
                            ---------     ---------     ---------      ---------

                            4,235,009       640,446             0      4,875,455
                            =========     =========     =========      =========


                          YEAR ENDED DECEMBER 31, 1994


                            BEGINNING                                    ENDING
DESCRIPTION                  BALANCE      ADDITIONS   RETIREMENTS      BALANCE
-----------                  -------      ---------   -----------      -------

BUILDING                     582,000       127,000              0        709,000
MACHINERY                  2,077,850       332,628        (26,629)     2,383,849
DIES                         259,749        29,631              0        289,380
FURN. & FIXT.                278,697        23,647              0        302,344
TRUCKS & AUTOS               209,948        51,912        (12,083)       249,777
LEASEHOLD IMP.               245,019        55,640              0        300,659
                          ----------    ----------     ----------     ----------

                           3,653,263       620,458        (38,712)     4,235,009
                          ==========    ==========     ==========     ==========

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY



SCHEDULE IX - CONSOLIDATED SHORT-TERM BORROWINGS

                                                        STATED            MAX. AMT.        AVG. AMT.         WTD. AVG.
                                       BALANCE          AVERAGE           OUTSTANDING      OUTSTANDING       INT. RATE
                                       AT END OF        INTEREST          DURING           DURING            DURING
YEAR ENDED DECEMBER 31, 1996           PERIOD           RATE              PERIOD           PERIOD            PERIOD
-----------                            ------           ----              ------           ------            ------
REVOLVING CREDIT LINE / TERM LOAN      $2,220,000       PRIME +3.25%      $3,470,000       $2,683,000         11.52%


YEAR ENDED DECEMBER 31, 1995
-----------

REVOLVING CREDIT LINE / TERM LOAN      $2,011,000       PRIME +3.5%       $2,894,000       $2,608,000         12.31%


YEAR ENDED DECEMBER 31, 1994
-----------

REVOLVING CREDIT LINE / TERM LOAN      $2,282,000       PRIME +3.5%       $3,107,000       $2,769,000         11.32%