Form 10-Q
period 1997-03-31
BERGER HOLDINGS LTD
filed 1997-05-13
CIK 706777

039710Q


                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q
       (Mark One)

           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1997
                                   or
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           _     OF THE SECURITIES EXCHANGE ACT OF 1934

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

              YES  X    NO   _____

     As of May 8, 1997, the Registrant had outstanding 4,995,525 shares of Common Stock, par value $.01 per share.

                   BERGER HOLDINGS, LTD.
                           INDEX
                                                             Page
PART I    FINANCIAL INFORMATION

          Item 1.   Condensed Consolidated
                    Balance Sheets at March 31, 1997
                    and December 31, 1996                      3

                    Condensed Consolidated Statement of
                    Operations for the three month periods
                    ended March 31, 1997 and 1996              5

                    Condensed Consolidated Statements
                    of Cash Flows for the quarter
                    ended March 31, 1997 and 1996              6


                    Notes to Condensed Consolidated
                    Financial Statements                       8


          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                  9


 PART II   OTHER INFORMATION

            Item 1.  Legal Proceedings                         11

            Item 2.  Changes in Securities                     11

            Item 3.  Defaults Upon Senior securities           11

            Item 4.  Submission of Matters to a
                         Vote of Security Holders              11

            Item 5.  Other Information                         11

            Item 6.  Exhibits and Reports on Form 8-K          11

                     Signature                                 12

                       BERGER HOLDINGS, LTD. AND SUBSIDIARY
                       CONDENSED CONSOLIDATED BALANCE SHEETS




       ASSETS                                    March 31,    December 31,
                                                    1997          1996
                                                ------------  ------------


   Current assets
       Cash                                     $   449,254    $ 1,236,709
       Trade accounts receivable, net of
          allowance for doubtful accounts
          of $43,000 in 1997 & 1996               2,065,303      1,569,741
       Inventories (Note 2)                       2,510,232      2,133,895
       Prepaid and other assets                     280,439        153,733
       Deferred income taxes                        250,000        250,000
                                               ------------  -------------

       Total current assets                       5,555,228      5,344,078
                                               ------------  -------------



   Other assets
      Property and equipment, net (Note 3)        6,674,207      6,080,755
      Deferred income taxes                         250,000        250,000
      Other assets                                   28,695        145,654
      Goodwill, net of accumulated
         amortization                             1,659,674        472,374
                                               ------------  -------------

      Total other assets                          8,612,576      6,948,783
                                               ------------  -------------


                                                $14,167,804    $12,292,861
                                               ============  =============

                          BERGER HOLDINGS, LTD. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED BALANCE SHEETS



                                                   March 31,    December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY              1997           1996
                                               ------------   -------------
 Current liabilities
    Current maturities of long term debt
        and demand notes payable                $   994,238     $   247,717
    Accounts payable                                490,248         110,867
    Accrued expenses                                315,784         557,222
                                                -----------     -----------
   Total current liabilities                      1,800,270         915,806


 Long term debt, net of current
    maturities                                    4,316,024       3,721,719
                                                -----------     -----------
   Total liabilities                              6,116,294       4,637,525
                                                -----------     -----------


 Stockholders' Equity
   Common stock $.01 par value
    Authorized 20,000,000 shares
    Issued and outstanding
                4,995,525 shares in 1997
                4,858,150 shares in 1996             49,955          48,581

    Additional paid-in capital                   16,979,238      16,753,862
    Deficit                                      (8,469,767)     (8,634,191)
                                                -----------     -----------
                                                  8,559,426       8,168,252
    Less common stock subscribed                   (507,916)     (  512,916)
                                                -----------     -----------
   Total stockholders' equity                     8,051,510       7,655,336
                                                -----------     -----------

                                                $14,167,804     $12,292,861
                                                ===========     ===========

                       BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                             Three Months    Three Months
                                                 Ended           Ended
                                               March 31,       March 31,
                                                 1997            1996
                                            --------------  --------------
Net sales                                     $4,499,323       $3,611,112
Cost of sales                                  3,542,523        3,052,788
                                              ----------       ----------
Gross profit                                     956,800          558,324

Operating expenses
   Selling, administrative and general
     expenses                                    660,720          471,495
                                              ----------       ----------
Income from operations                           296,080           86,829
                                              ----------       ----------
Other (expenses) income
   Interest expense                             (138,775)        (124,735)
   Interest income                                 7,119              142
                                              ----------        ---------
                                                (131,656)        (124,593)
                                              ----------        ---------

Net income (loss)                               $164,424         ($37,764)
                                              ==========        =========

Earnings (loss) per common share

Earnings per common share and common
share equivalents
   Net income (loss)                                $.03            ($.01)
                                             ===========       ==========

   Weighted average number of common
   shares outstanding                          4,942,533        3,531,439
                                             ===========       ==========

Earnings per share assuming full dilution
   Net income (loss)                                $.03            ($.01)
                                             ===========       ==========

   Weighted average number of common
   and common share equivalents
   outstanding for the period                  5,739,959        3,531,439
                                             ===========       ==========

                         BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Three Months Ended
                                                       March 31,
                                                   1997         1996
                                               -----------   ----------
Cash flows from operating activities
   Net income (loss)                              $164,424    ($37,764)
                                               -----------   ----------

   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities
         Depreciation and amortization             173,292      171,360

      (Increase) decrease in assets, net of
      effects from purchase of Real-Tool, Inc.
           Accounts receivable                    (404,399)    (605,917)
           Inventories                            (316,882)      58,620
           Other current and long-term assets       (9,747)     (47,986)
         Increase in liabilities
           Accounts payable and accrued expenses   137,943       95,335

                                               -----------  -----------
   Total adjustments                              (419,793)    (328,588)
                                               -----------  -----------


Net cash used in operating
   activities                                     (255,369)    (366,352)
                                               -----------  -----------
Cash flows from investing activities
   Acquisition of property and equipment          (254,325)    (126,901)
   Payment for purchase of Real-Tool, Inc.        (900,618)        -
                                               -----------  -----------
Net cash used in investing activities           (1,154,943)    (126,901)
                                               -----------  -----------

                         BERGER HOLDINGS, LTD. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Three Months Ended
                                                        March 31,
                                                  1997          1996
                                               -----------   ----------

Cash flows from financing activities
   Net borrowings under term loan and
   working capital line                           610,225      478,334
   Principal payments under mortgage and
   lease obligations                              (19,399)        -
   Net proceeds from issuance of stock             32,031         -
                                              -----------   ----------
Net cash provided by
   financing activities                           622,857      478,334
                                              -----------   ----------
Net decrease in cash                             (787,455)     (14,919)

Cash, beginning of period                       1,236,709      171,432
                                              -----------   ----------
Cash, end of period                              $449,254     $156,513
                                              ===========   ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

     Cash paid during the period for
       interest                                  $138,775     $124,735


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:

     The Company purchased Real-Tool, Inc. for a combination of cash and common stock totalling $1,850,618. In connection with the acquisition, the following assets were acquired and liabilities incurred:

        Accounts Receivable                    $   91,163
        Inventory                                  59,455
        Equipment and pattern dies                 33,000
        Goodwill and other intangible assets    1,667,000
        Cash paid for capital stock and assets   (900,618)
        Value assigned to common stock issued
          in connection with acquisition         (200,000)
                                                ---------
                Liabilities incurred           $  750,000
                                                =========

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

Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

     Components of inventories at March 31, 1997 and December 31, 1996 consist of the following:

                        March 31, 1997     December 31, 1996

     Raw materials        $1,463,771          $1,291,490
     Finished goods        1,014,007             816,719
     Packaging materials
        and supplies          78,454              71,686
     Less provision for
        obsolescence         (46,000)            (46,000)
                          ----------          ----------
                          $2,510,232          $2,133,895
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

ITEM 2.   Management's Discussion and Analysis of Financial
             Conditions and Results of Operation.

Results of Operations

     The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation ("Berger Financial") and Berger Financial's wholly-owned subsidiary, Berger Bros Company. All intercompany transactions and balances have been eliminated.

     During the quarter ended March 31, 1997 (the "Current Quarter") the Company reported a net income of $164,424 on net sales of $4,499,323. This compares to a net loss of $37,764 on net sales of $3,611,112 for the quarter ended March 31, 1996 (the "Comparable Quarter").

     The Current Quarter's sales increased 24.6% ($888,211) from the Comparable Quarter. The Real-Tool (as defined below) product line sales contributed $138,153 of the increase in sales for the Current Quarter. The remainder of the sales increase is attributable to increased advertising, marketing and an improved customer base.

     Cost of Sales increased to $3,542,523 in the Current Quarter from $3,052,788 in the Comparable Quarter as a result of the increased sales volume.

     Selling, general and administrative expenses were $660,720 in the Current Quarter as compared to $471,495 in the Comparable Quarter. This increase in expenses is due to a volume rebate program, increased advertising in national magazines and participation in national and international trade shows. As a percentage of net sales, selling, general and administrative expenses increased to 14.7% in the Current Quarter as compared to 13.1% in the Comparable Quarter.


Liquidity and Capital Resources

     On February 7, 1997 the Company aquired all of the stock of Real-Tool, Inc., a Virginia corporation ("Real-Tool") that manufactures snow guards for metal roofs. The Company purchased the assets for $900,618, incurred a liability aggregating $750,000 which is payable in quarterly installments over a one year period and issued 100,000 shares of its common stock to the former owner of Real-Tool. The Company also entered into a royalty agreement through 2012 which calls for minimum payments of $75,000 annually through the year 2002.

     At March 31, 1997 working capital was $3,754,958 resulting in a ratio of current assets to current liabilities of 3.09 to 1, as compared to working capital of $4,428,272 (5.84 to 1) at December 31, 1996. The reduction in working capital is primarily due to the acquisition of Real-Tool.

     Current liabilities at March 31, 1997 totalled $1,800,270 consisting primarily of $994,238 in current maturities of long term debt and notes payable and $806,032 in accounts payable and accrued expenses. At December 31, 1996, total current liabilities were $915,806 consisting primarily of $247,717 in current maturities of long term debt and $668,089 in accounts payable and accrued expenses. This increase in current liabilities is primarily due to the liabilities incurred in connection with the acquisition.

     At March 31 1997, the Company had stockholders' equity of $8,051,510 as compared to $7,655,336 at December 31, 1996. The increase is attributable to the Current Quarter's net income, stock issued in connection with the Real-Tool acquisition and the exercise of stock warrants.

     Cash used in operating activities for the Current Quarter was $255,369 as compared to $366,352 used in the Comparable Quarter. The first quarter negative cash flow results primarily from the increase in accounts receivable and inventory due to the seasonality of the business.

     Net cash used in investing activities totaled $1,154,943 in the Current Quarter as compared to $126,901 used in the Comparable Quarter. This difference is primarily the result of the purchase of Real-Tool.

     Net cash provided by financing activities was $622,857 in the Current Quarter, as compared to $478,334 provided in the Comparable Quarter.
The unused portion of the credit line as of March 31, 1997 was approximately $670,000.

                              PART II - OTHER INFORMATION


Item 1 - Legal Proceedings.

     None.

Item 2 - Changes in Securities.

     None.

Item 3 - Defaults Upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

     None.

Item 5 - Other Information.

      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

      The Registrant filed with the commission a current report on form 8-K, dated February 7, 1997, reporting Items 2 and 7 of form 8-K. No financial statements were filed therewith.

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


                                  Date:  May 8, 1997