Form 10-Q
period 1997-06-30
BERGER HOLDINGS LTD
filed 1997-08-14
CIK 706777

6309710Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                       or
               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark  whether the  Registrant:
(1) has filed  all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934  during  the  preceding  12  months  or for such
shorter  period that the  Registrant  was required to
file such  reports,  and (2) has been subject to such
filing requirements for the past ninety days.
         YES     X          NO   _____

     Indicate by check mark  whether  the  Registrant
has filed all  documents  and reports  required to be
filed by  Section  12, 13 or 15(d) of the  Securities
Exchange Act of 1934  subsequent to the  distribution
of securities under a plan confirmed by a court.
         YES     X          NO   _____

     As  of  July  30,  1997,   the   Registrant  had
outstanding 5,041,393 shares of Common Stock, par value $0.01 per share.

                                    BERGER HOLDINGS, LTD.

INDEX
                                                                     Page
PART I   FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated
                    Balance Sheets at June 30, 1997
                    and December 31, 1996                              3

                    Condensed Consolidated Statement of
                    Operations for the three month periods
                    ended June 30, 1997 and 1996                       5

                    Condensed Consolidated Statement of
                    Operations for the six month periods
                    ended June 30, 1997 and 1996                       6

                    Condensed Consolidated Statements
                    of Cash Flows for the six month periods
                    ended June 30, 1997 and 1996                       7

                    Notes to Condensed Consolidated
                    Financial Statements                               9


         Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                         10


PART II   OTHER INFORMATION

         Item 1.  Legal Proceedings                                   13

         Item 2.  Changes in Securities                               13

         Item 3.  Defaults Upon Senior Securities                     13

         Item 4.  Submission of Matters to a
                   Vote of Security Holders                           13

         Item 5.  Other Information                                   13

         Item 6.  Exhibits and Reports on Form 8-K                    13

                                                BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                               CONDENSED CONSOLIDATED BALANCE SHEETS

         ASSETS                                                 June 30,        December 31,
                                                                   1997                1996
                                                             -----------------  -----------------
    Cash                                                      $   263,824       $ 1,236,709
    Trade accounts receivable, net of
       allowance for doubtful accounts
       of $43,000 in 1997 & 1996                                2,648,592         1,569,741
    Inventories (Note 2)                                        2,698,317         2,133,895
    Prepaid and other assets                                      258,160           153,733
    Deferred income taxes                                         250,000           250,000
                                                              ----------------  -----------------
    Total current assets                                        6,118,893         5,344,078
                                                              ----------------  -----------------

Other Assets
   Property and equipment, net (Note 3)                         6,183,197         6,080,755
   Deferred income taxes                                          450,000           250,000
   Other assets                                                   625,492           145,654
   Goodwill, net of accumulated
      amortization                                              1,639,974           472,374
                                                              ----------------  -----------------
   Total other assets                                           8,898,663         6,948,783
                                                              ----------------  -----------------
                                                              $15,017,556       $12,292,861
                                                              ================  =================

                                                BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                         June 30,         December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                                      1997             1996
                                                                      -----------------  -----------------

   Current maturities of long term debt
      and demand notes payable (Note 4)                               $   244,163        $   247,717
   Accounts payable                                                       468,808            110,867
   Accrued expenses                                                       418,631            557,222
                                                                      -----------------  -----------------
   Total current liabilities                                            1,131,602            915,806

Long term debt, net of current
   maturities                                                           5,144,715          3,721,719
                                                                      -----------------  -----------------
   Total liabilities                                                    6,276,317          4,637,525
                                                                      -----------------  -----------------


Shareholders' Equity
   Common stock $.01 par value
      Authorized 20,000,000 shares
      Issued and outstanding  5,041,393 shares
      in 1997 and 4,858,150 in 1996                                        50,414             48,581

      Additional paid-in-capital                                       17,027,175         16,753,862
      Deficit                                                          (7,828,434)        (8,634,191)
                                                                      -----------------  -----------------
                                                                        9,249,155          8,168,252
      Less common stock subscribed                                       (507,916)          (512,916)
                                                                      -----------------  -----------------
   Total shareholders' equity                                           8,741,239          7,655,336
                                                                      -----------------  -----------------
                                                                      $15,017,556        $12,292,861
                                                                      =================  =================

                                                BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Three Months       Three Months
                                                                             Ended              Ended
                                                                            June 30,           June 30,
                                                                              1997               1996
                                                                         -----------------  -----------------
Net Sales                                                                $ 5,514,006        $ 5,540,619
Cost of sales                                                              4,172,650          4,211,616
                                                                         -----------------  -----------------
Gross profit                                                               1,341,356          1,329,003

Operating expenses
    Selling, administrative and general
     expenses                                                                755,966            639,921
                                                                         -----------------  -----------------
Income from operations                                                       585,390            689,082
                                                                         -----------------  -----------------
Other (expenses) income
    Interest expense                                                        (147,455)          (185,034)
    Interest income                                                            3,397                 62
                                                                         -----------------  -----------------
                                                                            (144,058)          (184,972)
                                                                         -----------------  -----------------
Income from continuing operations                                            441,332            504,110
    before income tax benefit
       Income tax benefit                                                    200,000                -0-
                                                                         -----------------  -----------------
Net income                                                                  $641,332           $504,110
                                                                         =================  =================

Earnings per common share

Earnings per common share and common
share equivalents
    Net income                                                                 $0.13              $0.14
                                                                         =================  =================
    Weighted average number of common
    shares outstanding                                                     5,019,044          3,578,689
                                                                         =================  =================
Earnings per share assuming full dilution
    Net income                                                                 $0.11              $0.13
                                                                         =================  =================
    Weighted average number of common
    and common share equivalents
    outstanding for the period                                             5,771,489          3,764,825
                                                                         =================  =================

                                                BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Six Months        Six Months
                                                                            Ended            Ended
                                                                           June 30,          June 30,
                                                                             1997              1996
                                                                       -----------------  -----------------
Net Sales                                                              $  10,013,329      $   9,151,731
Cost of sales                                                              7,715,173          7,264,404
                                                                       -----------------  -----------------
Gross profit                                                               2,298,156          1,887,327
Operating expenses
    Selling, administrative and general
    expenses                                                               1,416,686          1,111,416
                                                                       -----------------  -----------------
Income from operations                                                       881,470            775,911
                                                                       -----------------  -----------------
Other (expenses) income
    Interest expense                                                        (286,230)          (309,769)
    Interest income                                                           10,516                204
                                                                       -----------------  -----------------
                                                                            (275,714)          (309,565)
                                                                       -----------------  -----------------
Income from continuing operations
    before income tax benefit                                                605,756            466,346
       Income tax benefit                                                    200,000                -0-
                                                                       -----------------  -----------------
Net income                                                                  $805,756           $466,346
                                                                       =================  =================


Earnings per common share

Earnings per common share and common
share equivalents
    Net income                                                                 $0.16              $0.13
                                                                       =================  =================
    Weighted average number of common
    shares outstanding                                                     4,981,017          3,555,194
                                                                       =================  =================
Earnings per share assuming full dilution
    Net income                                                                 $0.14              $0.13
                                                                       =================  =================
    Weighted average number of common
    and common share equivalents
    outstanding for the period                                             5,733,461          3,648,262
                                                                       =================  =================

                                                BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                                      June 30,
                                                                              1997                1996
                                                                       -----------------  -----------------
Cash flows from operating activities
    Net Income                                                         $  805,756         $  466,346
                                                                       -----------------  -----------------
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities
         Deferred income tax                                             (200,000)               -0-
         Depreciation and amortization                                    364,696           345,959

    (Increase)  decrease in assets,  net of
    effects from  purchase of Real-Tool,Inc.
         Accounts receivable                                           (1,078,851)       (1,403,158)
         Inventories                                                     (564,422)         (519,148)
         Other current and long-term assets                               (70,857)         (127,535)
      (Decrease) increase in liabilities
        Accounts payable and accrued expenses                             218,701               967
                                                                       -----------------  -----------------
    Total adjustments                                                  (1,330,733)       (1,702,915)
                                                                       -----------------  -----------------
Net cash used in operating activities                                    (524,977)       (1,236,569)
                                                                       -----------------  -----------------
Cash flows from investing activities
    Acquisition of property and equipment                                (426,158)         (193,989)
    Payment for purchase of Real-Tool, Inc.                              (900,618)               -0-
                                                                       -----------------  -----------------
Net cash used in investing activities                                  (1,326,776)         (193,989)
                                                                       -----------------  -----------------

                                                BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months Ended
                                                                                       June 30,
                                                                                1997               1996
                                                                       -----------------  -----------------
Cash flows from financing activities
    Proceeds from working capital line                                   819,092          1,271,440
    Loan and mortgage repayments                                          37,850                -0-
    Net proceeds from issuance of stock                                   21,926             31,689
                                                                       -----------------  -----------------
Net cash provided by
    financing activities                                                 878,868          1,303,129
                                                                       -----------------  -----------------
Net (decrease) in cash                                                  (972,885)          (127,429)

Cash, beginning of period                                              1,236,709            171,432
                                                                       -----------------  -----------------
Cash, end of period                                                    $ 263,824          $  44,003
                                                                       =================  =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

         Cash paid during the period for
           Interest                                                    $ 286,230          $ 309,769


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

         The Company purchased Real-Tool, Inc. for a combination of cash and common stock totalling $1,850,618.  In connection with the acquisition, the following assets were acquired and liabilities incurred:

                  Accounts Receivable                                  $  91,163
                  Inventory                                               59,455
                  Equipment and pattern dies                              33,000
                  Goodwill and other intangible assets                 1,667,000
                  Cash paid for capital stock and assets                (900,618)
                  Value assigned to common stock issued
                    in connection with acquisition                      (200,000)
                                                                       ----------------
                                                                       $ 750,000
                                                                       ================

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


Note 2.   Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

         Components of inventories at June 30, 1997 and December 31, 1996 consist of the following:


                                     June 30, 1997                December 31, 1996
                                   ----------------              ------------------

         Raw materials             $1,478,950                    $1,291,490
         Finished goods             1,199,321                       816,719
         Packaging materials
           and supplies                66,046                        71,686
         Less provision for
         Obsolescence                 (46,000)                      (46,000)
                                   ----------------              ------------------
                                   $2,698,317                    $2,133,895
                                   ================              ==================

         All inventory is currently used in the business of the Company's subsidiary, Berger Bros Company.


Note 3.   Property, Plant and Equipment:

         Property, plant and equipment is recorded at cost. Costs of major additions andbetterments are capitalized; maintenance and repair costs, which do not improve or extend the life of the respective assets, are charged to operations as incurred. Leasehold improvements are amortized over the shorter of the lease term or useful life.

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




ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operation.

Results of Operations


         The  financial   statements   include  the  accounts  of  the  Company
and  its Wholly-owned   subsidiary,   Berger  Financial  Corporation
("Financial") and Financial's wholly-owned subsidiary, Berger Bros Company. All intercompany transactions and balances have been eliminated.

         During the quarter ended June 30, 1997 (the "Current Quarter"), the Company reported net income of $641,332 on net sales of $5,514,006. This compares to net income of $504,110 on net sales of $5,540,619 for the quarter ended June 30,1996 (the "Comparable Quarter").

         The Current Quarter's sales are flat compared to the quarter ended June 30, 1996.

         Income from continuing operations in the Current Quarter was $441,332 versus $504,110 in the Comparable Quarter, a decrease of 12.5% which primarily can be attributed to the added promotional cost incurred in helping to introduce the Real-Tool product in the Current Quarter.

         Cost of Sales were flat at $4,172,650 in the Current Quarter compared to $4,211,616 in the Comparable Quarter. As a percentage of net sales, Cost of Sales decreased slightly to 75.7% in the Current Quarter from 76.0% in the Comparable Quarter.

         Selling, general and administrative expenses were $755,966 in the Current Quarter as compared to $639,921 in the Comparable Quarter. This increase in expenses is due to expanded national advertising in the Current Quarter, which management expects will benefit subsequent periods. As a percentage of net sales, selling, general and administrative expenses increased to 13.7% in the Current Quarter as compared to 11.6% in the Comparable Quarter.

         Sales for the six month period ending June 30, 1997 (the "Current Half"), were $10,013,329 an increase of 9.4% or $861,598 as compared to $9,151,731 for the six month period ending June 30, 1996 (the "Comparable Half").

         Income from continuing operations for the Current Half was $605,756 an increase of 29.9% or $139,410 compared to the Comparable
Half.  The improvement   in  both  revenues  and  income  can  be  attributed
to the contributions from the newly acquired Real-Tool product line and continued expansion of the Company's copper products.

         Net income for the Current Half was $805,756 as compared to $466,346 in the Comparable Half. The Current Half and the Current Quarter income includes an adjustment to the deferred tax asset valuation allowance (see below).

             Provision for income taxes for the six months ended June 30:

                                         1997             1996
                                         ----             ----
      Current, federal and state
             at statutory rates       $240,000         $190,000
      Deferred, reduction of
             valuation allowance      (440,000)        (190,000)
                                   -------------    -------------
                                     ($200,000)              -0-
                                   =============    =============

         Selling, general and administrative expenses in the Current Half were $1,416,686 compared to $1,111,416 in the Comparable Half, mainly due to increased national advertising and promotional costs related to the introduction of the Real-Tool product line in 1997.



Liquidity and Capital Resources

         On February 7, 1997 the Company acquired all of the stock of Real-Tool, Inc., a Virginia corporation ("Real-Tool") that manufactures snow guards for metal roofs. The Company purchased the assets for $900,618, incurred a liability aggregating $750,000 which is payable in quarterly installments over a one year period and issued 100,000 shares of its common stock to the former owner of Real-Tool. The Company also entered into a royalty agreement through 2012 which calls for minimum payments of $75,000 annually through the year 2002.

         At June 30, 1997, working capital was $4,987,291 resulting in a ratio of current assets to current liabilities of 5.41 to 1, as compared to working capital of $4,428,272 and a ratio of 5.84 to 1 at December 31, 1996.



         Current liabilities at June 30, 1997 totaled $1,131,602 consisting primarily of $887,439 in accounts payable and accrued expenses and $244,163 in current maturities of long term debt. At December 31, 1996, total current liabilities were $915,806 consisting primarily of $668,089 in accounts payable and accrued expenses and $247,717 in current maturities of long term debt.

         At June 30 1997, the Company had shareholders' equity of $8,741,239 as compared to $7,655,336 at December 31, 1996. The increase is attributable to the Current Quarter's net income, stock issued in connection with the Real-Tool acquisition and the exercise of stock warrants.

         Cash used in operating activities for the Current Half was $524,977 as compared to $1,236,569 used in the Comparable Half. These uses of cash result primarily from the increase in inventory, accounts receivable and accounts payable during both the Current and Comparable Half.


         Net cash used in investing activities totaled $1,326,776 in the Current Half as compared to $193,989 used in the Comparable Half, primarily due to the acquisition of Real-Tool.



         Net cash provided by financing activities was $878,868 in the Current Half, as compared to $1,303,129 provided in the Comparable Half. The current unused credit line as of June 30, 1997 was approximately $365,000.

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

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


                                    BERGER HOLDINGS, LTD.




                                    By:/s/ JOSEPH F. WEIDERMAN
                                    Joseph F. Weiderman
                                    President and
                                    Chief Operating Officer


                                    By:/s/ FRANCIS E. WELLOCK, JR.
                                    Francis E. Wellock, Jr.
                                    Chief Financial Officer

                                    Date:  August 12, 1997