Form 10-Q
period 1997-09-30
BERGER HOLDINGS LTD
filed 1997-11-13
CIK 706777

9309710Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997
                                       or
               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

         As of September 30, 1997, the Registrant had outstanding 5,135,133 shares of Common Stock, par value $0.01 per share.

                        BERGER HOLDINGS, LTD.

INDEX
                                                      Page
PART I   FINANCIAL INFORMATION

      Item 1. Condensed Consolidated
              Balance Sheets at September 30, 1997
              and December 31, 1996                      3

              Condensed Consolidated Statement of
              Operations for the three month periods
              ended September 30, 1997 and 1996          5

              Condensed Consolidated Statement of
              Operations for the nine month periods
              ended September 30, 1997 and 1996          6

              Condensed Consolidated Statements
              of Cash Flows for the nine month periods
              ended September 30, 1997 and 1996          7

              Notes to Condensed Consolidated
              Financial Statements                       9


      Item 2. Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                 10


PART II   OTHER INFORMATION

      Item 1.  Legal Proceedings                        13

      Item 2.  Changes in Securities                    13

      Item 3.  Defaults Upon Senior Securities          13

      Item 4.  Submission of Matters to a
               Vote of Security Holders                 13

      Item 5.  Other Information                        13

      Item 6.  Exhibits and Reports on Form 8-K         13

                           BERGER HOLDINGS, LTD. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS

      ASSETS                                September 30,       December 31,
                                               1997                1996
                                            -----------------  -----------------
Current Assets
    Cash                                       $    145,616       $1,236,709
    Trade accounts receivable, net of
       allowance for doubtful accounts
       of $43,000 in 1997 & 1996                  2,812,486        1,569,741
    Inventories (Note 2)                          2,616,753        2,133,895
    Prepaid and other assets                         70,641          153,733
    Deferred income taxes                           250,000          250,000
                                            -----------------  -----------------
    Total current assets                          5,895,496        5,344,078
                                            -----------------  -----------------

Other Assets
   Property and equipment, net (Note 3)           6,157,112        6,080,755
   Deferred income taxes                            700,000          250,000
   Other assets                                   1,021,252          145,654
   Goodwill, net of accumulated
      amortization                                1,620,274          472,374
                                            -----------------  -----------------
   Total other assets                             9,498,638        6,948,783
                                            -----------------  -----------------
                                               $ 15,394,134     $ 12,292,861
                                            =================  =================


                           BERGER HOLDINGS, LTD. AND SUBSIDIARY
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  September 30,        December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY               1997                 1996
                                                  -----------------  -----------------

Current Liabilities
   Current maturities of long term debt
      and demand notes payable (Note 4)          $       727,713      $     247,717
   Accounts payable                                      522,211            110,867
   Accrued expenses                                      488,531            557,222
                                                  -----------------  -----------------
   Total current liabilities                           1,738,455            915,806

Long term debt, net of current
   maturities                                          4,153,235          3,721,719
                                                  -----------------  -----------------
   Total liabilities                                   5,891,690          4,637,525
                                                  -----------------  -----------------


Shareholders' Equity
   Common stock $.01 par value
      Authorized 20,000,000 shares
      Issued and outstanding  5,135,133 shares
      in 1997 and 4,858,150 in 1996                       51,351             48,581

      Additional paid-in-capital                      17,132,115         16,753,862
      Deficit                                         (7,173,106)        (8,634,191)
                                                  -----------------  -----------------
                                                      10,010,360          8,168,252
      Less common stock subscribed                      (507,916)          (512,916)
                                                  -----------------  -----------------
   Total shareholders' equity                          9,502,444          7,655,336
                                                  -----------------  -----------------
                                                 $    15,394,134      $  12,292,861
                                                 ==================  =================

                           BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Three Months      Three Months
                                                    Ended             Ended
                                                September 30,     September 30,
                                                     1997              1996
                                              -----------------  -----------------
Net Sales                                     $     5,878,929    $     5,695,246
Cost of sales                                       4,552,603          4,382,870
                                              -----------------  -----------------
Gross profit                                        1,326,326          1,312,376

Operating expenses
    Selling, administrative and general
     expenses                                         729,029            631,136
                                              -----------------  -----------------
Income from operations                                597,297            681,240
                                              -----------------  -----------------
Other (expenses) income
    Interest expense                                 (192,070)          (158,279)
    Interest income                                     3,222                517
                                              -----------------  -----------------
                                                     (188,848)          (157,762)
Income from continuing operations             -----------------  -----------------
    before income tax benefit                         408,449            523,478
       Income tax benefit                             250,000                 -0-
                                              -----------------  -----------------
Net income                                           $658,449           $523,478
                                              =================  =================

Earnings per common share

Earnings per common share and common
share equivalents
    Net income                                          $0.13              $0.14
                                             ==================  =================
    Weighted average number of common
    shares outstanding                              5,075,886          3,733,217
                                             ==================  =================
Earnings per share assuming full dilution
    Net income                                          $0.11              $0.12
                                             ==================  =================
    Weighted average number of common
    and common share equivalents
    outstanding for the period                      5,762,354          4,881,574
                                             ==================  =================

                           BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        Nine Months Ended
                                                           September 30,
                                                       1997                1996
                                                -----------------  -----------------
Net Sales                                       $  15,892,258      $ 14,846,977
Cost of sales                                      12,267,776        11,647,274
                                                -----------------  -----------------
Gross profit                                        3,624,482         3,199,703
Operating expenses
    Selling, administrative and general
    expenses                                        2,148,835         1,742,552
                                                -----------------  -----------------
Income from operations                              1,475,647         1,457,151
                                                -----------------  -----------------
Other (expenses) income
    Interest expense                                 (478,300)         (468,048)
    Interest income                                    13,738               721
                                                -----------------  -----------------
                                                     (464,562)         (467,327)
Income from continuing operations               -----------------  -----------------
    before income tax benefit                       1,011,085           989,824
       Income tax benefit                             450,000                -0-
                                                -----------------  -----------------
Net income                                         $1,461,085          $989,824
                                                =================  =================

Earnings per common share

Earnings per common share and common
share equivalents
    Net income                                          $0.29             $0.27
                                                =================   ================
    Weighted average number of common
    shares outstanding                              5,012,987         3,615,187
                                                =================   ================
Earnings per share assuming full dilution
    Net income                                          $0.26             $0.24
                                                =================   ================
    Weighted average number of common
    and common share equivalents
    outstanding for the period                      5,699,455         4,787,150
                                                =================   ================

                           BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                           September 30,
                                                       1997                1996
                                                -----------------  -----------------
Cash flows from operating activities
    Net Income                                  $ 1,461,085        $    989,824
                                                -----------------  -----------------
    Adjustments to reconcile net income
      to net cash provided by (used in)
      operating activities
         Deferred income tax                       (450,000)                 -0-
         Depreciation and amortization              562,249             522,576

    (Increase)  decrease in assets,  net of
      effects from  purchase of Real-Tool, Inc.
         Accounts receivable                     (1,151,582)         (1,140,498)
         Inventories                               (423,403)           (857,553)
         Other current and long-term assets        (283,701)            304,362
      (Decrease) increase in liabilities
        Accounts payable and accrued expenses       342,653            (456,640)
                                                -----------------  -----------------
    Total adjustments                            (1,403,784)         (1,627,753)
                                                -----------------  -----------------
Net cash provided by (used in) operating activities  57,301            (637,929)
                                                -----------------  -----------------
Cash flows from investing activities
    Acquisition of property and equipment          (595,310)           (791,692)
    Payment for purchase of Real-Tool, Inc.        (900,618)                 -0-
                                                -----------------  -----------------
Net cash used in investing activities            (1,495,928)           (791,692)
                                                -----------------  -----------------

                           BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             September 30,
                                                         1997               1996
                                                -----------------  -----------------
Cash flows from financing activities
    Proceeds from working capital line                  566,304        1,152,614
    Loan and mortgage repayments                       (404,792)               0
    Net proceeds from issuance of stock                 186,022          227,036
                                                -----------------  -----------------
Net cash provided by
    financing activities                                347,534        1,379,650
                                                -----------------  -----------------
Net (decrease) in cash                               (1,091,093)         (49,971)

Cash, beginning of period                             1,236,709          171,432
                                                -----------------  -----------------
Cash, end of period                                   $ 145,616         $121,461
                                                =================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

      Cash paid during the period for
        Interest                                      $478,300          $468,048

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

     The Company purchased Real-Tool,  Inc. for a combination of cash and common stock totalling  $1,850,618.  In connection with the acquisition,  the following assets were acquired and liabilities incurred:
            Accounts Receivable                   $     91,163
            Inventory                                   59,455
            Equipment and pattern dies                  33,000
            Goodwill and other intangible assets     1,667,000
            Value assigned to common stock issued
              in connection with acquisition          (200,000)
            Debt Incurred                             (750,000)
                                                  -----------------
            Cash paid for capital stock and assets $   900,618
                                                  =================

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

Note 2.   Inventories:
      Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").
      Components of inventories at September 30, 1997 and December 31, 1996 consist of the following:

                           September 30, 1997           December 31, 1996
                           --------------------         ------------------
      Raw materials        $1,423,893                   $1,291,490
      Finished goods        1,173,505                      816,719
      Packaging materials
        and supplies           65,355                       71,686
      Less provision for
      Obsolescence            (46,000)                     (46,000)
                           ---------------              ---------------
                           $2,616,753                   $2,133,895
                           ===============              ===============

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

Note 4.   Refinancing

      On August 21, 1997 Berger Financial refinanced its CIT Financial Group working capital and term loans with loans from Summit Bank (the "Bank"). The working capital loan obtained from the Bank was increased to $3,500,000 which is secured by the Company's subsidiary's accounts receivable and inventory. The working capital loan bears interest at the Bank's Base Rate plus one-half percent. Concurrently, the Company borrowed $1,300,000 which is repayable over 36 months with interest at the Bank's Base Rate plus one percent. This note is secured by equipment. The refinancing results in an interest rate reduction of at least 250 basis points compared to the former rates.



ITEM 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operation.

Results of Operations

     The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation ("Financial") and Financial's wholly-owned subsidiary, Berger Bros Company. All intercompany transactions and balances have been eliminated.
     During the quarter ended September 30, 1997 (the "Current Quarter"), the Company reported net income of $658,449 on net sales of $5,878,929. This compares to net income of $523,478 on net sales of $5,695,246 for the quarter ended September 30, 1996 (the "Comparable Quarter").
     Income from continuing operations in the Current Quarter was $408,449 versus $523,478 in the Comparable Quarter, a decrease of 22% which primarily can be attributed to increased advertising, the introduction of the Real-Tool snowguard product line and a more national sales distribution that increased delivery costs.
      Cost of Sales were $4,552,603 in the Current Quarter compared to $4,382,870 in the Comparable Quarter. As a percentage of net sales, Cost of Sales increased slightly to 77.4% in the Current Quarter from 77.0% in the Comparable Quarter, due mainly to product mix.

      Selling, general and administrative expenses were $729,029 in the Current Quarter as compared to $631,136 in the Comparable Quarter. This increase in expenses is due to expanded national advertising in the Current Quarter, which management expects will benefit subsequent periods. As a percentage of net sales, selling, general and administrative expenses increased to 12.4% in the Current Quarter as compared to 11.1% in the Comparable Quarter.
      Sales for the nine month period ending September 30, 1997 (the "Current Nine Months"), were $15,892,258 an increase of 7.0% or $1,045,281 as compared to $14,846,977 for the nine month period ending September 30, 1996 (the "Comparable Nine Months").
      Income from continuing operations for the Current Nine Months was $1,011,085 an increase of 2.2% or $21,261 compared to the Comparable Nine Months. The improvement in both revenues and income is primarily attributable to the contributions from the newly acquired Real-Tool product line and continued expansion of the Company's copper products which helped offset an industry wide decline in aluminum sales.
      Net income for the Current Nine Months was $1,461,085 as compared to $989,824 in the Comparable Nine Months. The Current Nine Months and the Current Quarter income includes an adjustment to the deferred tax asset valuation allowance (described below). The Current Quarter income includes $250,000 of the $450,000 tax benefit reported for the Current Nine Months.

            Provision for income taxes for the nine months ended September 30:
                                                1997             1996
                  Current, federal and state
                       at statutory rates       $405,000         $396,000
                  Deferred, reduction of
                       valuation allowance      (855,000)        (396,000)
                                             -------------       -------------
                                               ($450,000)              -0-
                                             =============       =============

      Selling, general and administrative expenses in the Current Nine Months increased to $2,148,835 from $1,742,552 in the Comparable Nine Months, mainly due to increased national advertising, promotional costs related to the introduction of new products in 1997 and increased distribution costs.


Liquidity and Capital Resources

      On February 7, 1997, the Company acquired all of the stock of Real-Tool, Inc. ("Real-Tool") for a combination of cash and stock totalling $1,850,618 plus royalty payments described below. Real-Tool is a Virginia corporation that manufactures snow guards for metal roofs. The Company purchased the assets for $900,618, incurred a liability aggregating $750,000 which is payable in quarterly installments over a one year period and issued an aggregate 100,000 shares of its common stock to the former owner and a former employee of Real-Tool. The Company also entered into a royalty agreement through 2012 which calls for minimum payments of $75,000 annually through the year 2002.

      At September 30, 1997, working capital was $4,157,041 resulting in a ratio of current assets to current liabilities of 3.39 to 1, as compared to working capital of $4,428,272 and a ratio of 5.84 to 1 at December 31, 1996. The decline can be attributed to the cash used to purchase Real-Tool in February 1997.

      Current liabilities at September 30, 1997 totaled $1,738,455 consisting primarily of $1,010,742 in accounts payable and accrued expenses and $727,713 in current maturities of long term debt. At December 31, 1996, total current liabilities were $915,806 consisting primarily of $668,089 in accounts payable and accrued expenses and $247,717 in current maturities of long term debt.

      At September 30 1997, the Company had shareholders' equity of $9,502,444 as compared to $7,655,336 at December 31, 1996. The increase is attributable to the Current Nine Month's net income, stock issued in connection with the Real-Tool acquisition and the exercise of stock warrants.

      Cash provided by operating activities for the Current Nine Months was $57,301 as compared to ($637,929) used in the Comparable Nine Months. The improvement occurred because the Company earned more income, acquired more trade credit and purchased less inventory in the Current Nine Months versus the Comparable Nine Months.

      Net cash used in investing activities totaled $1,495,928 in the Current Nine Months as compared to $791,692 used in the Comparable Half, primarily due to the acquisition of Real-Tool.

      Net cash provided by financing activities was $347,534 in the Current Nine Months as compared to $1,379,650 provided in the Comparable Nine Months. The unused credit line as of September 30, 1997 was approximately $2,000,000.

                               PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

      None.

Item 2 - Changes in Securities.

      None.

Item 3 - Defaults Upon Senior Securities.

      None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

     The Company's 1997 Annual Meeting of Shareholders (the "Meeting") was held on July 9, 1997 in Trevose, Pennsylvania. At the Meeting, Theodore A. Schwartz and Irving Kraut were re-elected as directors of the Company, with terms to expire in the year 2000 or until their successors in office have been duly elected and qualified. With regard to Mr. Schwartz, 4,166,094 votes were cast in favor of his election and 6,058 withheld. With regard to Dr. Kraut, 4,159,225 votes were cast in favor of his election and 12,927 withheld.

     The  following  directors  have terms of office  that  continued  after the
Meeting:  Joseph F.  Weiderman,  Jacob I. Haft,  Paul L.  Spiese,  III and Larry
Falcon.

     At the Meeting, the appointment of Goldenberg Rosenthal Friedlander, LLP as the Company's independent auditors for 1997 was ratified by a vote of 4,155,714 for, and 4,133 against. There were 12,305 abstentions and broker non-votes.

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

                        Date:  November 13, 1997