Form 10-K405
period 1997-12-31
BERGER HOLDINGS LTD
filed 1998-03-31
CIK 706777

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 1997

|_| Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _____________ to _____________

                         Commission file number 0-12362

                             BERGER HOLDINGS, LTD.
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                  23-2160077
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

 805 Pennsylvania Boulevard, Feasterville, PA               19053
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  215-355-1200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

                               Title of each class

                          Common Stock, $.01 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of March 30, 1998, 5,361,973 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock (based upon the average of high and low bid prices of the Common Stock on the National Association of Securities Dealers Automatic Quotation System on March 31, 1998) of the registrant, held by nonaffiliates was approximately $17,400,000.(1)

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

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

         PART I


Item 1. Business

         Background

     Berger Holdings, Ltd. collectively with its subsidiaries, (the "Company") was incorporated in the Commonwealth of Pennsylvania on August 28, 1979. Prior to 1983, the Company operated under the name "Life Care Communities Corporation" as a private concern, which developed life care communities on a fee basis for non-profit entities. During 1983, the Company successfully completed a public offering in which funds were raised for the principal purpose of developing and constructing proprietary life care facilities.

     During 1987, the Company conducted an assessment of its business and the life care industry, in general. As a result of such assessment, the management of the Company recommended, and on May 5, 1988 the shareholders approved, the Company's withdrawal from the life care industry in order to seek alternate investment opportunities. This withdrawal was effectuated through the sale of the Company's minority interests in certain joint ventures. Subsequent to these transactions the Company had assets consisting solely of cash and minimal liabilities.

     The Company identified Berger Bros Company ("Berger") as a favorable candidate for acquisition, and on May 30, 1989 acquired approximately 85% of the common stock of Berger, through a plan of reorganization (the "1989 Plan of Reorganization"), in exchange for shares of the Company's common stock (the "Common Stock") representing approximately 29% of the outstanding Common Stock after the effective date of the 1989 Plan of Reorganization. Subsequently during 1989, the Company acquired an additional 15% of the common stock of Berger and issued, in exchange therefor, shares of the Common Stock representing approximately an additional 5% of the outstanding Common Stock at the time of such subsequent acquisition. In connection with such acquisitions, the Company changed its name to Inovex Industries, Inc.

     In 1990, the Company changed its name to Berger Holdings, Ltd. so as to identify the Company more closely with its principal operating subsidiary.

     On December 6, 1991, the Company filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Pennsylvania (the "Bankruptcy Court").

     On December 29, 1992, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization (the "Plan of Reorganization) subject to approval of a settlement agreement (the "Settlement Agreement") between the Company and its primary secured lender. The Settlement Agreement was entered into on February 19, 1993 and approved by the Bankruptcy Court on April 1, 1993. The effective date of the Plan of Reorganization was April 13, 1993. The Chapter 11 case was closed February 28, 1994.

     In connection with the bankruptcy proceedings, certain unsecured creditors of the Company elected to convert their debt into shares of the Common Stock. An aggregate of 390,540 shares of Common Stock was issued to such creditors. In addition, holders of the common stock of Graywood Products Company, Inc. ("Graywood") and holders of the Company's then outstanding Preferred Stock converted such stock into shares of the Common Stock.

     On August 21, 1997, the Company's wholly-owned subsidiary, Berger Financial Corp., a Delaware Corporation ("Berger Financial") refinanced its existing working capital and term loans with loans from Summit Bank, N.A. (the "Bank"). The working capital loan (the "Working Capital Loan") obtained from the Bank was increased to $3,500,000, which is secured by the Company's accounts receivable and inventory. The working capital loan bears interest at the Bank's base rate of interest plus one-half percent. Concurrently, the Company borrowed from the Bank $1,300,000 (the "Additional Loan"), which is repayable over 36 months with interest at the Bank's base rate of interest plus one percent. The Additional Loan is secured by equipment of the Company. The refinancing resulted in an interest rate reduction of in excess of 250 basis points when compared to the former Credit Facility.

     On January 2, 1998 the term of the Working Capital Loan was extended for an additional three years to December 31, 2000. Also on such date, the Working Capital Loan was increased to $7,000,000 to help fund the Obdyke Acquisition (as described below) in January 1998. The Additional Loan was also increased to $1,960,000 at such time.

         Product Lines

     The Company is principally engaged in the manufacture and distribution of metal roof drainage products ("RDP"). Since 1993, Berger has also engaged in a program of internal development and product expansion. Internal development has been characterized chiefly by the modernization and modification of production facilities, machinery and equipment and the expansion of existing product lines to emphasize copper-based RDP. External development has been directed principally towards increasing the sales volume and market penetration of the Company's products through the Obdyke Acquisition (as described below) and an expanded product line which now includes Real-Tool Snow Guards (as defined below) for metal standing seam roofs.

     The Company's RDP product line, consisting of gutters, downspouts, snow guards, trim coil and associated accessories and fittings, is manufactured by the Company at its two suburban Philadelphia facilities. The Company sells RDP through its sales and telemarketing representatives principally to wholesale distributors who sell directly to roofing and general contractors for use in the repair and replacement of roof drainage systems in existing buildings, primarily residential.

     The raw materials used in manufacturing RDP are aluminum, steel and copper. Supplies of these materials, in either coil, sheet or bar form, are procured by the Company from various domestic and foreign suppliers. Although the Company believes that adequate available sources of supply exist at customarily accepted market prices, trade restrictions, work stoppages or adverse weather or political conditions may affect the prices and availability of these materials.

Rapid increases in prices of raw materials would be expected to adversely affect the operations of the Company because the cost of raw materials constitutes the largest single element of the Company's cost of sales.

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

Acquisitions

     On January 2, 1998, the Company consummated the acquisition (the "Obdyke Acquisition") of the Roof Drainage Division (the "Acquired Division") of its main competitor, Benjamin Obdyke, Inc. ("Obdyke"). Sales for the Acquired Division totaled $19,700,000 in 1997. The total cost of this acquisition was $11,379,000, of which $10,000,000 was paid in cash at closing. The balance was satisfied by issuing 125,000 shares of the Common Stock and an $879,000 note which is repayable over a two-year period. In addition, the Company issued to the seller a warrant to purchase 50,000 shares of the Common Stock. These warrants can be exercised over a one-year period at a price of $4.25 per share. The assets purchased from Obdyke included $1,402,000 of equipment and $2,392,000 of inventory. The remaining balance of $7,585,000 has been assigned to intangible assets, which include non-compete agreements, customer lists and goodwill. This acquisition was funded in part through the issuance of 40,000 shares of the Company's Series A Convertible Preferred Stock at $100 per share, $2,500,000 of 12.25% debentures due quarterly and an increase in the credit facility with Summit Bank by $4,160,000. A portion of the proceeds from these financings was also used for other corporate purposes.

     On February 7, 1997, the Company consummated the purchase of all of the outstanding shares of the Common Stock of Real-Tool, Inc., a Virginia corporation. As consideration, the Company paid $900,618 in cash on the closing date, issued 100,000 Common Shares, and issued a note for $750,000 payable in quarterly installments over the next year ending January 15, 1998. Concurrent with the purchase, the Company entered into a royalty agreement with the sole shareholder of Real-Tool, Inc. Under this agreement, which expires in 2012, the Company is required to pay royalties of 6% of revenues with a minimum of $75,000 annually, through 2002.

     Subsequent to 2002, the Company has the option to increase the percentage of royalties paid to this individual and eliminate the minimum payment requirement.

Competition

     The Company's business is highly competitive. In general, the building products market is highly fragmented. The Company competes with numerous small and large manufacturers and fabricators. Some of the Company's competitors have substantially greater resources than the Company. The Company competes primarily in the Northeast/Mid-Atlantic region. During the past two years, the Company has implemented an advertising and marketing program to expand its geographic range of operations to a more national level. Competition is primarily based upon product quality, completeness of product lines, service and price.

Geographic Market

     The Company's products are principally sold throughout the states in the Northeast/Mid-Atlantic region. Approximately 85% of the Company's products are used in the renovation of existing houses in the Northeast/Mid-Atlantic region. Sales to this region are particularly important for RDP sales, because of the large concentration of older homes located within this region.

Major Customers

     During 1997, no individual customer accounted for more than 10% of the Company's sales. However, one customer accounted for 7.3% of sales. The Company has no ongoing contracts for sales of RDP, but rather services customers on a per-order basis.

Seasonal Nature of the Business

     The building products industry is seasonal, particularly in the Northeast/Mid-Atlantic region of the United States where inclement weather during the winter months usually reduces the level of building activity in both the home-building and home improvement markets. Typically, the Company's sales volume is lowest during the months of December, January and February.

Inventory Practices

     The Company's policy is to obtain, fabricate and/or manufacture inventory in sufficient volume in order to provide a reasonable inventory level to support minimum and maximum levels based on customers historical demand. Because of the nature of the RDP market, in which an order generally must be filled within 48 to 72 hours of placement, the Company does not have any substantial backlog.

Employees

     As of December 31, 1997, the Company employed 94 individuals, of whom 14 were employed in sales and marketing; 68 were employed in manufacturing and delivery; and 12 were employed in administration. Approximately 60 of the Company's employees are represented by one of two labor unions. The Company's labor contract with The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 169 expires December 31, 2001. The Company also has a contract with the Teamsters Local Union 107, which also expires December 31, 2001. The Company believes that its employee relations are good.

Government Regulation

     The Company is subject to numerous federal and state regulations relating to, among other things, the operations of its manufacturing facilities, the storage and disposal of environmentally sensitive materials, the control of emission levels, employee safety and health, employee wages and general environmental matters. The Company believes that these regulations are complied with properly. There are no outstanding notices from federal or state regulatory bodies or agencies indicating a failure to comply with any of these regulations.

Year 2000

     The Company has conducted, and is continuing to conduct, an assessment of the effect that the "Year 2000" problem may have upon the operations of the Company. Although the Company is not totally Year 2000 compliant, the Company is working towards correcting this problem. The Company does not consider any issues discovered at this time likely to result in a material effect on the Company, its business or financial results.

Item 2. Properties

     The Company owns a 115,000 square foot operating facility in Feasterville, Pennsylvania. The corporate and sales offices occupy space at the same location. Due to the need for more space in connection with the Obdyke Acquisition, the Company has entered into a lease agreement on a 90,000 square foot manufacturing facility in Southampton, PA.

     The Company has a mortgage liability on the Feasterville facility in the principal amount of approximately $1,612,000 at December 31, 1997. The mortgage is being repaid in monthly installments of approximately $17,400 with a maturity date of May 2016. The mortgagee retains the right to declare the remaining balance due at any time after April 23, 2001, with 60 days prior notice.

Item 3. Legal Proceedings

     As of the date hereof, there are no legal proceedings presently pending against the Company.

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

     The following table sets forth certain information with respect to the high and low bid prices of the Company's Common Stock during 1996 and 1997. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                    High                       Low

     1996

     First Quarter                $ 1 1/8                  $    13/16
     Second Quarter                 1 9/16                        7/8
     Third Quarter                  1 13/16                 1     1/4
     Fourth Quarter                 2 1/4                   1    9/16

     1997

     First Quarter                  4 3/8                   1   53/64
     Second Quarter                 4 1/16                  3
     Third Quarter                  3 7/8                   3
     Fourth Quarter                 4 1/4                   3     1/4


     On December 31, 1997, there were approximately 1,346 holders of record of shares of Common Stock.

     On December 31, 1997 the Registrant consummated the sale of 25,000 shares of its Series A Convertible Preferred Stock to Tandem Capital, the consideration for such shares was $2,500,000. Such shares are convertible into shares of the Common Stock in accordance with the conversion ratio set forth in the Statement with Respect to Shares of the Registrant attached hereto as Exhibit 3(f). The sale of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Dividend Policy

     The Company has not paid any cash dividends on its Common Stock to date, and does not anticipate paying cash dividends in the foreseeable future.

     The Company will pay out a 10% dividend quarterly beginning May 1, 1998 on 40,000 preferred shares, with a face value of $4,000,000, issued in connection with the acquisition.

Item 6. Selected Financial Data

        Selected Financial Data For Berger Holdings, Ltd. and Subsidiary

                               Year Ended December 31
        -----------------------------------------------------------------




                                1997               1996               1995                1994               1993

Net Sales                    $20,748,017        $19,745,890        $15,653,321        $16,595,918        $11,938,804
Cost of Sales                 16,196,776         15,587,221         13,738,061         14,413,877         10,495,647
                             -----------        -----------        -----------        -----------        -----------
Gross Profit                   4,551,241          4,158,669          1,915,260          2,182,041          1,443,157
                             -----------        -----------        -----------        -----------        -----------
Selling, Administrative
  and General Expenses         2,963,614          2,389,285          2,225,685          2,119,700          1,629,681
                             -----------        -----------        -----------        -----------        -----------
Income (Loss) from             1,587,627          1,769,384           (310,425)            62,341           (186,524)
Operations

Interest Expense                (581,624)          (619,178)          (570,420)          (520,908)          (480,535)
Other Income (Expense)            14,374              4,295             30,984             (2,084)              -
                             -----------        -----------        -----------        -----------        -----------

Income (Loss) from Continuing
  Operations before Extraordinary
  & Reorganization Items
  and Income Tax Benefit     $ 1,020,377        $ 1,154,501          ($849,861)         ($460,651)         ($667,059)
Income Tax Benefit             1,000,000            500,000               -                  -                  -
Reorganization Items                -                  -                  -                  -              (110,408)
                             -----------        -----------         ----------         -----------       -----------

Income (Loss) before
  Extraordinary Item         $ 2,020,377        $ 1,654,501          ($849,861)         ($460,651)         ($777,467)
Extraordinary Item                  -                  -                  -               948,207          1,151,270
                             -----------        -----------         ----------         ----------        -----------
Net Income (Loss)            $ 2,020,377        $ 1,654,501          ($849,861)          $487,556           $373,803
                             ===========        ===========         ==========         ==========        ===========

BASIC EARNINGS (LOSS)
PER COMMON SHARE:

Income (Loss) before
  Extraordinary Item               $0.40              $0.44             ($0.26)            ($0.15)            ($0.33)

Extraordinary Item                  0.00               0.00               0.00               0.32               0.49
                             -----------        -----------         ----------        -----------        -----------
Net Income (Loss)                  $0.40              $0.44             ($0.26)             $0.17              $0.16
                             ===========        ===========         ==========        ===========        ===========

TOTAL ASSETS                 $19,751,213        $12,292,861         $9,885,339        $10,352,762        $10,054,125
                             -----------        -----------         ----------        -----------        -----------
LONG TERM DEBT AND
  REDEEMABLE PREFERRED STOCK  $6,022,147*        $3,721,719         $1,676,713         $3,873,299         $4,982,501
                             -----------        -----------         ----------        -----------        -----------
SHAREHOLDERS' EQUITY         $12,493,271        $ 7,655,336         $4,635,369         $5,171,321         $3,849,600
                             ===========        ===========         ==========        ===========        ===========

* Long-Term Debt includes a $2,000,000
debenture used for the Obdyke Acquisition and at December 31, 1997 was in our cash account.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company's results of operations for the years ended December 31, 1997, 1996 and 1995 represent the consolidated operations of the Company and its subsidiaries, Berger Financial and Berger.

     Net sales increased to $20,748,017 in 1997 from $19,745,890 in 1996 and from $15,653,321 in 1995. The Company's acquisition of Real Tool is the major factor contributing to the increase in revenues from 1996 to 1997. The increase in 1996 over 1995 is primarily due to a stronger economy and a more aggressive advertising program.

     The Company's gross profit, as a percentage of revenues, was 21.9% in 1997, 21.1% in 1996 and 12.2% in 1995. The changes in the Company's gross profit percentages are related to changes in the sales level and the Company's ability to absorb fixed overhead. The increase in 1997 of the gross profit percentage is attributable to the increased sales volume and production efficiencies. In 1995, the gross profit percentage was down primarily due to the decrease in sales and the inability to absorb overhead effectively.

     Selling, administrative and general expenses, as a percentage of net sales, increased to 14.3% in 1997 from 12.1% in 1996 and 14.2% in 1995. The 1997 increase is primarily due to the advertising of the newly acquired Real Tool product line and national advertising of its copper products.

     The income from operations was $1,587,627 in 1997 compared to $1,769,384 in 1996 and a loss from operations of $310,425 in 1995. The 1997 decrease in income was primarily due to costs associated with an extensive marketing and advertising campaign designed to promote its products on a national level.

     Interest expense decreased to $581,624 in 1997 compared to $619,178 in 1996 and $570,420 in 1995. The decrease in interest expense for 1997 was a result of lower interest rates.

     Due to the factors described above, income from continuing operations decreased to $1,020,377 in 1997 from $1,154,501 in 1996, mainly as a result of the introduction cost of the Real Tool product line. The improvement from 1995 to 1996 levels was the result of increased sales and improved profit margins.

     The net income was $2,020,377 in 1997 as compared to $1,654,501 in 1996 and a net loss of $849,861 in 1995. The Company recognized a deferred tax asset, which improved net income by $1,000,000 in 1997 and $500,000 in 1996.

     During the first quarter of 1998, which historically is the slowest period, the Company will report record revenues, due to the Obdyke Acquisition. However, first quarter net income will be adversely affected by start up costs relating to the Obdyke Acquisition.

Future Capital Expenditures

     Along with operating cash flow anticipated to be received from operations in 1998, the proceeds of recent financing obtained from Summit Bank, and through the sale of the preferred stock and debentures to Tandem Capital and Argosy Investment Partners, all as discussed below, are anticipated to be sufficient to cover the Company's capital expenditure needs for 1998.

     The Company anticipates that it may, in the future, need to obtain additional financing to accomplish the following: the redemption of the preferred stock issued to Tandem Capital and Argosy Investment Partnership, and the satisfaction of the debentures issued to Tandem Capital and Argosy
Investment Partners. Specifically with respect to the preferred stock and debentures, the Company anticipates redeeming such instruments before the interest due and dividend payable, respectively, under such instruments increases substantially. Such substantial increases will occur on December 31, 2002 and January 2, 2003 with respect to the preferred stock issued to Tandem Capital and Argosy Investment Partners, respectively and on January 2, 2001 with respect to the debentures issued to both Tandem Capital and Argosy Investment Partners.

Liquidity and Capital Resources

     At December 31, 1997, the working capital of the Company was $8,656,066 (resulting in a ratio of current assets to current liability of 8.0 to 1), compared to $4,428,272 (5.8 to 1) at December 31, 1996. The increase in working capital is primarily from $4,381,413 of proceeds received from Tandem Capital prior to December 31, 1997, earmarked for, among other purposes, the acquisition of Obdyke's metal roof drainage division on January 2, 1998.

     At December 31, 1997, current liabilities totalled $1,235,795 primarily consisting of $713,116 of accounts payable and accrued expenses and $522,679 of current maturities of long-term debt. Current liabilities increased $319,989 as compared to 1996. The change in current liabilities is primarily the result of an increase of $274,962 in current maturities of long-term debt. Accounts payable increased $140,226 and accrued expenses decreased $95,199 in 1997.

     At December 31, 1997 obligations to Summit Bank totaled $2,661,007 compared to the obligations under the prior credit facility for December 31, 1996 and 1995 which totaled $2,220,051 and $2,010,754, respectively.

     In 1997, the Company raised $187,875 of additional capital through the exercise of 188,500 stock warrants and options, issued through previous private placements and employee stock option grants.

     Cash flow used in operating activities for the year ended December 31, 1997 was $464,917 as compared to $20,622 provided by operating activities for the year ended December 31, 1996. The cash used in operating activities increased due to the construction of new office space, which was financed from working capital.

     Net cash used in investing activities totaled $1,553,333 for the year ended December 31, 1997, primarily as a result of the acquisition of Real Tool as compared to net cash used in investing activities of $444,706 for the year ended December 31, 1996.

     Net cash provided by financing activities totaled $5,192,888 for the year ended December 31, 1997, as compared to $1,489,361 provided by financing activities in the year ended December 31, 1996. This difference was primarily the result of proceeds received from the issuance of preferred stock, debentures and the exercise of stock warrants and options. No known negative impacts will result from the financing for the acquisitions for Real Tool and Obdyke.

Item 8. Financial Statement and Supplementary Data

     Attached at pages F-1 through F-24 are the financial statements and financial statement schedules identified in Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The following are the Executive Officers and Directors of the Company as of the date of this report. The Company's By-Laws, as amended in 1993, provide for the classification of Directors into three classes, as nearly equal in numbers as possible, with one class being elected at each annual meeting for a term of three years. The terms of Class I directors will expire in 2000, the terms of Class II directors in 1998 and the terms of Class III directors in 1999. Francis
E. Wellock, Jr. is the son-in-law of Joseph F. Weiderman; otherwise, there is no family relationship among any of the Company's officers or directors. The current directors of the Company will serve until their terms expire and until their successors in office are elected or appointed and qualified.

                        EXECUTIVE OFFICERS AND DIRECTORS

Name                      Age  Position(s)

Theodore A. Schwartz      68   Chairman of the Board of Directors,
(Class III)                    Chief Executive Officer (Principal
                               Executive Officer)

Joseph F. Weiderman       56   President, Chief Operating Officer,
(Class III)                    Secretary, Treasurer and Director

Paul L. Spiese, III       46   Vice President and Director
(Class II)

Francis E. Wellock, Jr.   33   Chief Financial Officer (Principal Financial and
                               Accounting Officer)

Jacob I. Haft, M.D.       61   Director
(Class III)

Dr. Irving Kraut          80   Director
(Class I)

Larry Falcon              58   Director
(Class II)

Jay Seid                  37   Director
(Class I)

John Paul Kirwin          42   Director
(Class III)

     THEODORE A. SCHWARTZ was elected a Director of the Company effective June 1987 and served as President of the Company from May 5, 1988 to May 30, 1989 and from July 17, 1990 to January 15, 1991. From May 30, 1989 to present, Mr. Schwartz has served as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Schwartz holds a B.S. in Economics from the Wharton School of Business and spent 35 years in the investment field prior to joining Berger.

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

     PAUL L. SPIESE, III was elected a Director of the Company on March 30, 1991. Mr. Spiese joined Berger as Plant Manager in 1985 and was named Vice President - Manufacturing of the Company in July 1990. Previously, he was employed by Hurst Performance, Inc. as a Plant Manager.

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

     LARRY FALCON was elected as a Director of the Company in November 1985 and acted as Chairman of the Board from September 3, 1986 to June 1, 1987. He has served as President of the Residential Division of The Kaplan Organization, a real estate developer, since 1985.

     DR. IRVING KRAUT was elected as a Director at the Company in July 1993. Dr. Kraut was a practicing orthodontist from 1948 to 1991. Since that time, he has served as a consultant to orthodontists in his capacity as President of Irving Kraut, D.D.S., P.A. Since 1978, Dr. Kraut has served as a director of Princeton Research Lands, Inc., a private real estate company.

     JAY SEID was elected as a Director of the Company on December 15, 1997. Mr. Seid is a Vice President of Bachow & Associates, a venture capital firm. Prior to joining Bachow in December 1992, Mr. Seid was President and General Counsel of Judicate, Inc. Previously he was an attorney specializing in corporate law at Wolf, Block, Schorr and Solis-Cohen in Philadelphia. Mr. Seid graduated with a B.A. from Rutgers University and received a J.D. from New York University School of Law.

     JOHN PAUL KIRWIN was elected as a Director of the Company on December 15, 1997. Mr. Kirwin is a principal in Argosy Investment Partners, L.P., a small business investment company. Mr. Kirwin is also a principal in Odyssey Capital Group, L.P., a private investment fund. Mr. Kirwin was a corporate and securities attorney for 14 years, including six years as a partner at McCausland, Keen & Buckman, until joining Odyssey full time in January 1996. Mr. Kirwin holds a Juris Doctris, Order of the Coif, from the National Law Center of George Washington University and a Bachelor of Arts from Dickinson College.

Item 11. Executive Compensation

     The following table shows the annual compensation of each of the Company's executive officers for the years 1997, 1996 and 1995.


                                             SUMMARY COMPENSATION TABLE

                                                                                 Long-Term
                                                                                Compensation
                                         Annual Compensation                       Awards
-------------------------- --------- ------------ ----------- ---------------- -------------- ----------------

          (a)                 (b)         (c)         (d)           (e)              (g)            (i)
   Name & Principal          Year      Salary($)   Bonus($)   Other Annual        Options/       All other
       Position                                               Compensation        SARs (#)     Compensation
                                                                    ($)                             ($)

Theodore A. Schwartz       1997         $131,561    $10,000          0               -            $12,770 1
Chairman & Chief           1996          131,955     31,854          0           200,000           11,273
Executive Officer          1995          124,865       0             0           150,000           10,699

Joseph F. Weiderman        1997         $127,512    $10,000          0               -             $2,507 2
President and Chief        1996          118,435     42,470          0           200,000            2,242
Operating Officer          1995          109,346       0             0           150,000            1,877

Paul L. Spiese, III        1997         $ 93,767    $10,000          0               -             $1,879 3
Vice President             1996           88,015     29,980          0           200,000            1,856

Francis E. Wellock, Jr.    1997         $ 75,132    $10,000          0               -             $  514 4
Chief Financial            1996           55,818      5,000          0           180,000           $   49
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

     The following table shows (1) the number and value of options exercised by the Company's executive officers during fiscal year 1997 and (2) the number and value of unexercised options held by the Company's executive officers at the end of 1997:

                                  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                               AND FY-END OPTION VALUES
           -----------------------------------------------------------------------------------------------------------

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



           -----------------------------------------------------------------------------------------------------------

           Theodore A.               0              0                    256,633/250,000    $610,000/$570,000
           Schwartz

                                                                         213,643/250,000    $507,000/$570,000
           Joseph F.                 0              0
           Weiderman

           Paul L. Spiese,           0              0                    204,043/250,000    $486,000/$570,000
           III



           Francis E.                0              0                      85,000/180,000   $201,875/$410,625
           Wellock, Jr.

           -----------------------------------------------------------------------------------------------------------



     During 1997, members of the Company's Board of Directors who were not also executive officers of the Company were paid $250 per Board meeting attended. An aggregate of $2,750 was paid to directors for their services. No director was paid more than $750.

Employment Agreements

Theodore A. Schwartz, Joseph F. Weiderman & Paul L. Spiese, III

     Pursuant to Employment Agreements amended as of December 15, 1997, Messrs. Schwartz, Weiderman and Spiese are employed by the Company as its Chief Executive Officer, President and Chief Operating Officer and Vice President of Manufacturing, respectively. These agreements, originally for a term of five years, have been extended for two additional years and now expire December 31, 2000. The agreements provide for base annual salaries of $150,000, $150,000 and $105,000, respectively. In addition to their salaries, the agreements provide that Messrs. Schwartz, Weiderman and Spiese shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Company and Messrs. Schwartz, Weiderman and Spiese have not agreed to an extension of these agreements for a minimum additional term of three years, the Company is obligated to pay them an amount equal to 50% of their then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that the three officers are unable to perform their duties under the agreement for an aggregate period of more than 180 days in any 365 day period, the Company may terminate any one of the three officers' employment upon 90 days notice. In this event, the Company is obligated to pay Messrs. Schwartz, Weiderman or Spiese his full salary for a period of 12 months. At the end of this 12 month period, the Company is obligated to pay the sum of $1,000 per week, subject to certain reductions set forth in the agreement, for a period of 3 years and then $500 per week for the remainder of their lives.

     Messrs. Schwartz, Weiderman and Spiese are also entitled to the use of a car provided by the Company and life insurance to benefit the beneficiary of their respective choices in the face amount of $500,000. During the term of the agreement, and so long as the any one of the three officers receives a Severance Payment, they are prohibited directly or indirectly from engaging in any business which is the same as, similar to or in competition with the business of the Company. In addition, the amended agreement stipulates that during 1999 and 2000, the stock options granted for those years will be 100,000 for each year.

Francis E. Wellock, Jr.

     Pursuant to an Employment Agreement dated as of December 15, 1997, Mr. Wellock is employed by the Company as its Vice President of Finance. This agreement is for a term of four and one half years and expires December 31, 2000. The agreement provides for a base annual salary of $90,000. In addition to his salary, the agreement provides that Mr. Wellock shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Company and Mr. Wellock have not agreed to an extension of such agreement for a minimum additional term of three years, the Company is obligated to pay Mr. Wellock an amount equal to 50% of his then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that Mr. Wellock is unable to perform his duties under the agreement for an aggregate period of more than 180 days in any 365 day period, the Company may terminate Mr. Wellock's employment upon 90 days notice. In such event, the Company is obligated to pay Mr. Wellock his full salary for a period of 12 months. At the end of this 12 month period, the Corporation is obligated to pay Mr. Wellock the sum of $1,000 per week, subject to certain reductions set forth in the agreement, for a period of three years and then $500 per week for the remainder of Mr. Wellock's life.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders
     The following table sets forth, as of December 31, 1997, information with respect to the beneficial ownership of the Company's directors, all directors and executive officers as a group, and all persons believed by the Company to beneficially own more than 5% of the outstanding Common Stock based upon filings with the Securities and Exchange Commission. Unless otherwise indicated, such ownership is believed to be direct, with sole voting and investment power.

Name and Address                            Shares Owned
of Outstanding                              Beneficially              Percentage
Beneficial Owner                            and of Record             of Shares

Theodore A. Schwartz                        415,225 (1)                  7.40%

Joseph F. Weiderman                         345,090 (2)                  6.15%

Paul L. Spiese, III                         294,726 (3)                  5.29%

Jacob I. Haft, M.D.                         136,700 (4)                  2.46%

Larry Falcon                                 52,791 (5)                    *

Dr. Irving Kraut                            262,533 (6)                  4.83%

Jay Seid                                     21,500                        *

John Paul Kirwin                                  0                        *

Francis E. Wellock, Jr.                     115,750 (7)                  2.13%

Tandem Capital                              588,235 (8)                  9.89%

Argosy Investment Partners, L.P.            352,941 (8)                  6.18%

All Directors and Executive
Officers as a group (9 persons)           2,585,491                     35.76%

* = less than 1%

(1) Includes 1,500 shares of Common Stock registered to Mr. Schwartz as joint tenant with Janice L. Bredt and options to purchase 251,250 shares of Common Stock.

(2)   Includes options to purchase 210,643 shares of Common Stock.

(3)   Includes options to purchase 204,726 shares of Common Stock.

(4)   Includes options to purchase 52,414 shares of Common Stock.

(5) Consists solely of options to purchase shares of Common Stock.

(6)   Includes options to purchase 70,000 shares of Common Stock.

(7)   Includes options to purchase 85,000 shares of Common Stock.

(8)  Consists  solely  of  shares  of  Series  A  Convertible   Preferred  Stock
convertible into Common Stock

Item 13. Certain Relationships and Related Transactions


     Theodore A. Schwartz, Joseph F. Weiderman and Paul L. Spiese, III

     The Company holds Promissory Notes (the "Notes") made by Messrs. Schwartz, Weiderman and Spiese totaling $175,083, $152,000 and $100,833 respectively, which bear interest at a rate of six percent per annum. The Notes require that the principal and accrued interest be paid on or before November 21, 2001. The proceeds of the Notes were used by Messrs. Schwartz, Weiderman and Spiese to purchase securities of the Company in the Company's 1993 private placements and warrant exercise of 1996. These securities were purchased on the same terms as other investors in the private placements. The largest aggregate amount outstanding under each of the Notes during the year ended December 31, 1997 was $175,083, $152,000 and $100,833 respectively, all of which are currently outstanding.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

1. Financial statements - attached at pages F-1 through F-24 are the financial statements and financial schedules set forth below, and which are incorporated by reference in Item 8:

Berger Holdings, Ltd.

Reports of Independent Auditors on Financial Statements
of Berger Holdings, Ltd. and Subsidiary for 1997, 1996 and 1995             F-1

Consolidated Balance Sheets of Berger Holdings, Ltd.
and Subsidiary as of December 31, 1997 and 1996                             F-2

Consolidated Statements of Operations of Berger
Holdings, Ltd. and Subsidiary for the years ended
December 31, 1997, 1996, and 1995                                           F-4

Consolidated Statements of Stockholders' Equity of
Berger Holdings, Ltd. and Subsidiary for the years
ended December 31, 1997, 1996 and 1995                                      F-5

Consolidated Statements of Cash Flows of Berger Holdings,
Ltd. and Subsidiary for the years ended December 31, 1997,
1996 and 1995                                                               F-6

Notes to Consolidated Financial Statements of Berger
Holdings, Ltd. and Subsidiary                                               F-8

                          Independent Auditor's Report


                                                               February 13, 1998

Stockholders and Board of Directors
Berger Holdings, Ltd. and Subsidiary
Feasterville, Pennsylvania


     We have audited the accompanying consolidated balance sheets of BERGER HOLDINGS, LTD. AND SUBSIDIARY as of December 31, 1997 and 1996 and the related consolidated statements of operations, of stockholders' equity, and of cash flows listed under Item 14(a)(2) of the Company's annual report on Form 10-K for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BERGER HOLDINGS, LTD. AND SUBSIDIARY as of December 31, 1997 and 1996, and the results of their operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


/S/ GOLDENBERG ROSENTHAL FRIEDLANDER
Goldenberg Rosenthal Friedlander


Jenkintown, Pennsylvania

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                 December 31

    ASSETS                                                   1997           1996

Current assets
    Cash                                                    $ 4,411,347      $ 1,236,709
    Accounts receivable, net of allowance for doubtful
       accounts of $43,000 in 1997 and 1996                   1,655,327        1,569,741
    Inventories                                               2,652,466        2,133,895
    Prepaid and other current assets                            372,721          153,733
    Deferred income taxes                                       800,000          250,000
                                                            -----------      -----------
    Total current assets                                      9,891,861        5,344,078



 Property and equipment, net                                  6,110,128        6,080,755



 Other assets
    Deferred income taxes                                       700,000          250,000
    Construction in progress, equipment deposits
       and other assets                                         918,304          145,654

 Patents, covenant not to compete agreements,
    and deferred loan acquisition costs, net of
    accumulated amortization of $32,551 in 1997                 608,271              -

 Goodwill, net of accumulated amortization of
    $550,254 in 1997 and $393,530 in 1996                     1,522,649          472,374
                                                            -----------      -----------
                                                            $19,751,213      $12,292,861
                                                            ===========      ===========

 (continued)


                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


(continued)
                                                                   December 31

   LIABILITIES AND STOCKHOLDERS' EQUITY                       1997            1996 *

Current liabilities
   Current maturities of long-term debt                   $    522,679    $    247,717
   Accounts payable                                            251,093         110,867
   Accrued expenses                                            462,023         557,222
                                                          ------------    ------------
   Total current liabilities                                 1,235,795         915,806

Note payable, bank                                           1,447,675       1,574,456

Long-term debt, net of current maturities                    4,574,472       2,147,263
                                                          ------------    ------------
   Total liabilities                                         7,257,942       4,637,525
                                                          ------------    ------------

Stockholders' equity
   Series A convertible
      preferred stock, $.01 par value
         ($2,500,000 liquidation value)
      Authorized         5,000,000 shares
      Issued and outstanding    25,000  shares                     250           -
   Common stock, $.01 par value
      Authorized        20,000,000 shares
      Issued and outstanding 5,228,973 shares in 1997
                             4,858,150 shares in 1996           52,289          48,581
   Additional paid-in capital                               19,562,462      16,753,862
   Accumulated deficit                                      (6,613,814)     (8,634,191)
                                                          ------------    ------------

                                                            13,001,187       8,168,252
   Less common stock subscribed                               (507,916)       (512,916)
                                                          ------------    ------------

                                                            12,493,271       7,655,336
                                                          ------------    ------------

                                                          $ 19,751,213    $ 12,292,861
                                                          ============    ============

* Reclassified to conform with the presentation for 1997

                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Year Ended December 31

                                   1997              1996             1995

 Net sales                                  $  20,748,017     $  19,745,890     $  15,653,321

 Cost of sales                                 16,196,776        15,587,221        13,738,061
                                            -------------     -------------     -------------
 Gross profit                                   4,551,241         4,158,669         1,915,260
                                            -------------     -------------     -------------
 Selling, administrative and general
    expenses                                    2,963,614         2,389,285         2,225,685
                                            -------------     -------------     -------------


 Income (loss) from operations                  1,587,627         1,769,384          (310,425)
                                            -------------     -------------     -------------

 Other (expense) income
    Interest expense                             (581,624)         (619,178)         (570,420)
    Other income, net                              14,374             4,295            30,984
                                            -------------     -------------     -------------
                                                 (567,250)         (614,883)         (539,436)
                                            -------------     -------------     -------------

 Income (loss) before income taxes              1,020,377         1,154,501          (849,861)

 Provision for income tax benefit               1,000,000           500,000              -
                                            -------------     -------------     -------------

  Net income (loss)                         $   2,020,377     $   1,654,501     $    (849,861)
                                            =============     =============     =============

 Basic earnings (loss) per share                    $0.40             $0.44            ($0.26)
                                            =============     =============     =============
 Dilutued earnings (loss) per share                 $0.31             $0.44            ($0.26)
                                            =============     =============     =============












                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                         Series A Convertible                                                     Common Stock
                                           Preferred Stock          Common Stock                                   Subscribed
                                                                                      Additional
                                            Number                Number               Paid-in     Accumulated  Number
                                           of Shares  Amount     of Shares    Amount   Capital      Deficit    of Shares    Amount

Balance, January 1, 1995                         -   $ -        3,191,439   $31,914  $14,778,238  ($9,438,831)  200,000  $200,000

Shares issued in exchange for equipment          -     -          100,000     1,000      111,500       -           -         -

Shares issued in private placements              -     -          240,000     2,400      199,009       -           -         -

Net loss for the year ended December 31, 1995    -     -             -          -           -      (849,861)       -         -
                                             ------  -------   ----------    ------  -----------  ----------   --------  --------

Balance, December 31, 1995                       -     -        3,531,439    35,314   15,088,747 (10,288,692)   200,000   200,000

Debt converted to common shares                  -     -          175,000     1,750      173,250       -           -         -

Warrants exercised at $1.50 per share, net of costs
   associated with raising funds                 -     -          966,250     9,662    1,415,079       -        247,500   371,250

Warrants exercised at $1.00 per share            -     -           52,500       525       51,975       -           -         -

Shares issued in exchange for services           -     -          133,000     1,330       24,870       -           -         -

Shares retired                                   -     -              (39)      -            (59)      -           -         -

Reduction of common stock subscribed             -     -             -          -            -                  (58,334)  (58,334)

Net income for the year ended December 31, 1996  -     -             -          -            -     1,654,501       -         -
                                             ------  -------   ----------    ------  -----------  ----------   --------  --------

Balance, December 31, 1996                       -     -        4,858,150    48,581   16,753,862  (8,634,191)   389,166   512,916

Series A convertible preferred stock         25,000   250            -          -      2,254,123       -           -         -

Common shares issued                             -     -          182,500     1,825      330,363       -           -         -

Warrants exercised at $.90 per share             -     -           70,000       700       62,300       -           -         -

Warrants exercised at $1.00 per share            -     -          110,000     1,100      108,900       -           -         -

Stock based compensation                         -     -             -          -         38,700       -           -         -

Shares issued in connection with employee        -     -            8,500        85       14,790       -           -         -

Shares retired                                   -     -             (177)       (2)        (576)      -           -         -

Reduction of common stock subscribed             -     -             -          -            -         -         (3,333)  (5,000)

Net income for the year ended December 31, 1997  -     -             -          -            -     2,020,377       -         -
                                             ------  -------   ----------    ------  -----------  ----------   --------  --------

Balance, December 31, 1997                   25,000  $250       5,228,973   $52,289  $19,562,462 ($6,613,814)   385,833  $507,916
                                             ======  =======   ==========    ======  ===========  ==========   ========  ========




                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31

                                                                1997           1996             1995

 Cash flows from operating activities
    Net income (loss)                                     $  2,020,377     $ 1,654,501   $    (849,861)
                                                          ------------     -----------   -------------
    Adjustments to reconcile net income (loss)
       to net cash provided by (used in)
       operating activities
          Deferred income tax                              (1,000,000)        (500,000)           -
          Depreciation and amortization                       847,189          732,066         719,245
          (Increase) decrease in assets
             Accounts receivable                                5,577         (348,676)         18,366
             Inventories                                     (459,116)        (540,253)        288,254
             Other current and long-term
                assets                                     (1,923,971)        (149,019)       (126,915)
          Increase (decrease) in accounts
             payable and accrued expenses                      45,027         (827,997)        416,118
                                                          ------------     -----------   -------------

    Total adjustments                                      (2,485,294)      (1,633,879)      1,315,068
                                                          ------------     -----------   -------------

    Net cash provided by (used in) operating
       activities                                            (464,917)          20,622         465,207
                                                          ------------     -----------   -------------

 Cash flows from investing activities
    Payment for purchase of Real-Tool Inc.                   (900,618)            -               -
    Acquisition of property and equipment,
       net of retirements                                    (652,715)        (444,706)       (226,986)
                                                          ------------     -----------   -------------

    Net cash used in investing activities                  (1,553,333)        (444,706)       (226,986)
                                                          ------------     -----------   -------------

 Cash flows from financing activities
    Net proceeds (repayments) from
       working capital line                                  (126,781)         209,297            -
    Proceeds from issuance of convertible                        -             175,000            -
    Proceeds from long-term debt                            4,050,000             -               -
    Loan and mortgage repayments                           (1,347,889)         (85,402)       (347,589)
    Gross proceeds from issuance of stock,
       private placements, stock warrants
       and stock options                                    2,820,370        1,264,696         239,000
    Costs of raising capital                                 (202,812)         (74,230)        (37,591)
                                                          ------------     -----------   -------------

    Net cash provided by (used in)
       financing activities                                 5,192,888        1,489,361        (146,180)
                                                          ------------     -----------   -------------

 Net increase in cash                                       3,174,638        1,065,277          92,041

 Cash, beginning of year                                    1,236,709          171,432          79,391
                                                          ------------     -----------   -------------

 Cash, end of year                                        $ 4,411,347      $ 1,236,709   $     171,432
                                                          ============     ===========   =============





                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

 (continued)
                                               Year Ended December 31

                                            1997            1996      1995
 SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION

       Cash paid during the year for int   582,000         619,000   570,000



 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES

The Company purchased all of the Common stock of Real Tool Inc for $1,667,395. In conjunction with this purchase the following was recorded:

          Cash paid for assets                             900,618
          Note payable for acquisition                     750,000
          Common Stock issued                              200,000
                                                       -----------
                                                       $ 1,850,618
          Less: fair value of assets acquired
             Inventory                                     (91,163)
             Accounts receivable                           (59,455)
             Equipment                                     (32,605)
                                                       -----------
                                                       $ 1,667,395
                                                       ===========



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














                 See notes to consolidated financial statements

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     1. BUSINESS ORGANIZATION

     Berger Holdings, Ltd. ("Company") was incorporated in the Commonwealth of Pennsylvania on August 28, 1979.

     The Company operates from a manufacturing facility in Feasterville, Pennsylvania. The Company produces aluminum, galvanized and copper roof drainage and solid vinyl home siding products. The roof metal drainage products represent over 95% of the Company's revenues. Berger sells to wholesale building product distributors throughout the United States, its territories and Canada, but is specifically concentrated in the Northeast corridor. The Company routinely grants credit to these distributors.

     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Principles of Consolidation

     The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation (a Delaware corporation formed in 1994) and Berger Financial's wholly-owned subsidiary, Berger Bros Company, a Pennsylvania corporation. All significant intercompany transactions and balances have been eliminated.

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

           Goodwill

     Goodwill is amortized using the straight-line method over 10-14 years. Goodwill charged to operations was $156,724 in 1997 and $78,800 in both 1996 and 1995.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      Earnings (Loss) Per Share

     In February 1997, Statement of Financial Accounting Standards No. 128 "Earnings per Share" was issued. This pronouncement is effective for financial statements issued after December 15, 1997. This statement requires presentation of "Basic" earnings per share, which is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding, and when applicable, "Diluted" earnings per share which gives effect to all dilutive (both vested and non-vested), potential common shares.

     Basic and diluted earnings (loss) per share for the years 1995 through 1997 are as follows:

                                         1997                   1996                   1995
                                    -----------------      -----------------      -----------------

  Basic earnings (loss) per share
    Income (loss) available to
        common stockholders           $2,020,377             $1,654,501            (  $  849,861 )
                                    -----------------      -----------------      -----------------

    Weighted average common
      shares outstanding               5,057,828              3,720,149                3,326,412
                                    -----------------      -----------------      -----------------

  Basic earnings (loss) per share     $     0.40             $     0.44            ( $      0.26 )
                                    =================      =================      =================

  Diluted earnings (loss) per share
     Weighted average common
        shares outstanding             5,057,828              3,720,149                3,326,412

     Add:  effect of vested and
   non-vested dilutive securities      1,500,498                   -                        -
     Add:  effect of convertible
        preferred shares                   1,612                   -                        -
                                     -----------------      ----------------      ----------------
                                       6,559,937              3,720,149                3,326,412
                                    ==================      ================      ================

  Diluted earnings (loss) per share   $     0.31             $     0.44            ( $      0.26 )
                                    ==================      ================      ================

     Stock equivalents which were exercisable at prices greater than the average market price of the common shares during the year have been excluded from the computation since the effect would be anti-dilutive. As of December 31, 1997, there were 115,000 options meeting this criterion.

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

     3. INVENTORIES

     Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

     As of December 31, 1997 and 1996, inventories consist of the following:

                                           1997                 1996
                                     ---------------      ----------------

  Raw materials                         $1,422,501            $1,291,490
  Finished goods                         1,215,959               816,719
  Packaging materials and supplies          60,006                71,686
  Less provision for obsolescence   (       46,000 )     (        46,000 )
                                     ---------------      ----------------

                                        $2,652,466            $2,133,895
                                     ===============      ================


     4. PROPERTY AND EQUIPMENT

     As of December 31, 1997 and 1996, property and equipment consists of the following:

                                           1997                   1996
                                     -----------------      -----------------

  Land                               $     485,000           $    485,000
  Building                               3,842,865              3,842,865
                                     -----------------      -----------------

  Subtotal (carried forward)             4,327,865              4,327,865
                                     -----------------      -----------------

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     4. PROPERTY AND EQUIPMENT

                                           1997                   1996
                                     -----------------      -----------------

  Subtotal (brought forward)               4,327,865              4,327,865

  Machinery                                5,295,593              5,058,444
  Furniture and fixtures                     503,011                442,107
  Trucks and autos                           567,477                482,462
  Dies                                       631,366                517,101
  Leasehold improvements                     881,571                744,596
                                     -----------------      -----------------
                                          12,206,883             11,572,575
  Less accumulated depreciation
      and amortization                     6,096,755              5,491,820
                                     -----------------      -----------------

                                         $ 6,110,128           $  6,080,755
                                     =================      =================

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $690,786, $653,266 and $640,445, respectively.

     Total cost of machinery under capital leases included above as of December 31, 1997 and 1996 was $ 177,283 and $243,493, respectively.

     5. OTHER ASSETS

     As of December 31, 1997 and 1996, other assets consist of the following:

                                             1997                   1996
                                        -------------         --------------

Construction in progress                    $500,000                  -
Equipment deposit                            405,093               $109,711
Other assets                                  13,211                 35,943
                                        -------------         --------------

                                            $918,304               $145,654
                                        =============         ==============

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     6. LONG-TERM DEBT

     As of December 31, 1997 and 1996, long-term debt consisted of the following:

                                                                          1997                 1996
                                                                     ---------------      ----------------

  Term loan, payable in 36 monthly installments of $21,667
        plus  interest at prime plus 1% (prime was 8.5% as of December 31, 1997)
        through  September  2000,  and a balloon  payment  of $  520,000  due in
        October, 2000. This loan is collateralized by machinery and equipment.
                                                                        $1,213,332          $
                                                                                                   -

  12.25%subordinated  debenture  , due  January  2,  2003,  interest  is payable quarterly commencing February 1, 1998 through maturity (see Note 16)
                                                                         2,000,000                 -

  Note payable in connection with acquisition of Real Tool,
        Inc. product line.  Due in quarterly installments of
        $187,500 plus interest at 5.69% through January 1998
        (see Note 14)                                                      187,500                 -

  Mortgage note  payable,  principal  and  interest  due in monthly  payments of approximately  $17,400 through May, 2016 with a call date any time after
        April 23,  2001 upon 60 days  prior  notice.  Interest  is based on U.S.
        Treasury  Bill rates and adjusted  every 5 years.  The current  interest rate is 10.2%.
                                                                         1,612,218             1,659,046

  Notes payable and capital leases, due in monthly installments of approximately
        $4,000,  including  interest,  ranging from 7.25% to 11.0% through 2000;
        collateralized by certain equipment.
                                                                            84,101                90,339

  Notes repaid in current period (See Note 7)                                  -                 645,595
                                                                     ---------------      ----------------

                                                                         5,097,151             2,394,980

  Less current maturities                                                  522,679               247,717
                                                                     ---------------      ----------------

                                                                        $4,574,472            $2,147,263
                                                                     ===============      ================

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




6. LONG-TERM DEBT (continued)

     Scheduled annual maturities of long-term debt as of December 31, 1997 are as follows:

          Year Ending December 31

                    1998                              $   522,679
                    1999                                  338,110
                    2000                                  776,950
                    2001                                   66,939
                    2002                                   66,000
                 Thereafter                             3,326,473
                                                   ----------------

                                                       $5,097,151
                                                   ================


     7. NOTE PAYABLE, BANK

     The Company has available a $3,500,000 revolving line-of-credit expiring in August, 2000. This line is secured by accounts receivable, inventory and property and equipment. Interest is based on prime plus 1/2%. Borrowings under this facility are based on a formula defined in the agreement. This line-of-credit is subject to certain financial covenants as defined in the agreement. As of December 31, 1997, $1,447,675 was outstanding on this loan.

     In 1996 the Company has a term loan working capital line with available credit aggregating $3,500,000. This line-of-credit was repaid in full during 1997. For financial statement purposes this line was classified as follows as of December 31, 1996:

  Note payable, bank                       $1,574,456
  Term note (see Note 6)                      645,595
                                       ----------------

                                           $2,220,051
                                       ================

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     8. ACCRUED EXPENSES

     As of December 31, 1997 and 1996, accrued expenses consist of the following:

                                                                       1997                1996
                                                                   --------------      -------------

  Payroll and related expenses                                        $  89,702           $122,685
  Volume rebates                                                        329,518            270,988
  Insurance, real estate taxes, freight and miscellaneous
                                                                         19,803            136,736
  Professional fees                                                      23,000             26,813
                                                                   --------------      -------------

  Total accrued expenses                                               $462,023           $557,222
                                                                   ==============      =============


     9. INCOME TAXES

     The Company accounts for the recognition of deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. The provision (benefit) for (from) deferred income taxes results from temporary differences which consist of different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. The sources of these differences and the tax effect of each as of December 31, 1997, 1996 and 1995 were as follows:

                                                        1997                1996                1995
                                                   ----------------    ---------------     ---------------

  Inventory reserves                                  $    18,400        $    18,400         $    24,000
  Net operating loss carryforwards                      2,004,000          2,390,000           2,400,000
  Depreciation                                    (       125,000 )   (      135,000 )    (      120,000 )
                                                   ----------------    ---------------     ---------------

      Subtotal                                          1,897,400          2,273,400           2,304,000
  Valuation allowance                             (       397,400 )   (    1,773,400 )    (    2,304,000 )
                                                   ----------------    ---------------     ---------------

      Total net deferred tax asset                     $1,500,000        $   500,000       $        -
                                                   ================    ===============     ===============

                                       BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     9. INCOME TAXES (continued)

     The valuation allowance decreased by $1,376,000, $530,600 and $-0- during the years ended December 31, 1997, 1996 and 1995, respectively. The 1996 and 1995 gross amounts have been changed to reflect revised information regarding the availability of net operating loss carry forwards. These changes did not affect the net balances reported. The net deferred asset has been recognized on the balance sheet as follows:

                                         December 31
                            --------------------------------------
                                   1997                 1996
                            ------------------      --------------

  Current portion              $   800,000            $250,000
  Noncurrent portion               700,000             250,000
                            ------------------      --------------

                                $1,500,000            $500,000
                            ==================      ==============

     As of December 31, 1997, the Company had carryforward net operating losses of approximately $5,000,000, expiring through 2010. In addition, investment tax credits of approximately $5,000 are available to apply against future income taxes, if any, and expire in 2000.

     Provision for income taxes for 1997 and 1996 were as follows:

                                                     1997              1996
                                               ---------------   ---------------

  Current, federal and state at statutory rates  $   376,000        $   500,000
  Deferred, reduction of valuation allowance    (  1,376,000 )   (    1,000,000)
                                               ---------------   ---------------

  Deferred tax benefit                            $1,000,000         $  500,000
                                               ===============   ===============

     No provision for federal or state income taxes was recognized for 1995. Certain gains which were recognized as a result of the Company's emergence from bankruptcy are not considered taxable income for either federal or state purposes. Additionally, gains recognized from exchanging debt for common stock are not considered taxable income. However, these gains reduce prior years' net operating loss carryforwards.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     10. STOCK OPTIONS

     Under various plans, the Company may grant stock options to key executives, directors, management personnel, other employees and consultants. Transactions under the various stock option plans for the period indicated were as follows:


                                                    1997                  1996                 1995
                                                ---------------      ----------------      ---------------

   Outstanding as of beginning of
      year                                          2,261,998             1,205,167              515,167

   Options granted                                    195,750             1,065,000              690,000

   Options exercised or canceled               (        8,500 )     (         8,169 )               -
                                                ---------------      ----------------      ---------------

   Outstanding as of December 31                    2,449,248             2,261,998            1,205,167
                                                ===============      ================      ===============

   Exercisable as of December 31                    1,179,248               736,998              505,167
                                                ===============      ================      ===============


     The following table summarizes information about stock options outstanding as of December 31, 1997:

                                          Weighted
                                           Average
                        Number            Remaining         Weighted                             Weighted
   Range of               Of              Years of           Average            Number            Average
   Exercise             Options          Contractual        Exercise          Of Options         Exercise
     Price            Outstanding           Life              Price           Exercisable          Price
-----------------   -----------------  -----------------  ---------------   -----------------  ---------------

    $1.00-$1.99           2,259,248               8.91            $1.55           1,029,248            $1.51
    $3.00-$3.99             160,000               7.13            $3.58             120,000            $3.60
    $4.00-$4.55              30,000               5.00            $4.55              30,000            $4.55
                    -----------------                                       -----------------

                          2,449,248                                               1,179,248
                    =================                                       =================

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     10. STOCK OPTIONS (continued)

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") which is effective for the Company in 1996. As permitted under SFAS No. 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans. The Company will continue to account for such compensation under the provisions of Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards granted in 1997 and 1996 consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                      1997              1996
                                                                 ----------------  ----------------

  Net income                                  As reported            $2,020,377        $1,654,501
                                              Pro forma              $1,792,942        $1,564,510

  Basic earnings per share                    As reported          $        .40      $        .44
                                              Pro forma            $        .35      $        .42

  Diluted earnings per share                  As reported          $        .31      $        .44
                                              Pro forma            $        .27      $        .42

     The fair value of the options granted in 1997 and 1996 used to compute pro forma net income and earnings per share disclosures is the estimated present value at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%; expected volatility of 29% in 1997 and 83% in 1996; risk free interest rate of 6.2% in 1997 and 6.5% in 1996; it is expected that the options will be exercised immediately upon vesting.

     11. CAPITAL STOCK AND WARRANTS

     In December, 1997 the Company issued 25,000 shares of Series A Convertible Preferred Stock for $100 per share. These shares have a $100 per share liquidating preference. Each share is convertible at any time into 23.53 common shares. Dividends on the preferred shares are cumulative, provided at $10.00 per share per annum and payable quarterly commencing March 31, 1998. On the fifth anniversary of the original issue of the preferred shares the dividend rate is scheduled to increase to $20.00 per share.

     The shares are redeemable at the Company's option from January 2, 2000 to January 2, 2003, if the Company's common stock's average sale price exceeds $9.00 per share over a period specified in the agreement. Subsequent to January 2, 2003 the preferred shares are redeemable at the Company's option. The redemption price is $105 per share.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     11. CAPITAL STOCK AND WARRANTS (continued)

     In connection with the acquisition of Real Tool, Inc. the Company issued 100,000 shares of common stock.

     In connection with the funding of the acquisition of certain product lines of Benjamin Obdkye, Inc. (see Note 16), among other uses an additional 15,000 shares of Series A Preferred Stock were issued in 1998.

     In 1997 and 1996, the Company issued 82,500 and 133,000 shares, respectively of common stock in exchange for consulting services. Additionally, in 1996 the Company issued convertible debt aggregating $175,000, which was converted into 175,000 shares of common stock.

     The  following   summarizes   shares  issued  in  connection  with  private
placements during 1995:

                                                     Number                Capital             Shares
                    Date                            Of Units               Raised              Issued
---------------------------------------------   -----------------      ----------------      ------------

  October, 1995                                       240       (a)        $  239,000           240,000

     (a) In connection with the placement of these units, the placement agents were granted warrants to purchase up to 112,500 shares at $1.00 per share (effective August, 1995) which were exercised prior in December, 1997.

     As of December 31, 1997, total outstanding warrants were 375,000. The exercise price of these warrants ranged from $1.00 to $2.00 and expire at various dates through 1999.

     Stock warrant transactions are summarized as follows:

                                                                  Stock
                                                                Warrants
                                                              ---------------

  Outstanding, January 1, 1996                                    1,174,317

      Issued                                                        495,000
      Exercised                                              (    1,018,750 )
      Forfeited                                              (       95,567 )
                                                              ---------------

  Outstanding, December 31, 1996                                    555,000

      Exercised                                              (      180,000 )
                                                              ---------------

  Outstanding, December 31, 1997                                    375,000
                                                              ===============

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     11. CAPITAL STOCK AND WARRANTS (continued)

     During 1996, $58,334 due from officers for stock subscribed, relating to a 1993 private placement, were forgiven. The balance due on certain subscriptions of $116,666 can be forgiven at the discretion of the Board of Directors or if during the period 1998 through 1999, operating earnings goals are met as follows:

     1) If per share operating earnings are at least 110% of 1996 per share operating earnings, $58,333 will be forgiven or,

     2) If per share operating earnings are at least 120% of 1996 per share operating earnings, the entire balance will be forgiven.

     There was no forgiveness in 1997 for these subscriptions.

     12. COMMITMENTS AND CONTINGENCIES

     The Company leases certain real property and equipment under noncancellable operating leases. Under certain leasing arrangements, the Company pays property taxes, insurance and maintenance related to the leased property.

     Rent expense for the years ended December 31, 1997, 1996 and 1995 was $185,000, $106,000 and $103,000, respectively.

     As of December 31, 1997, minimum rental commitments under long-term, noncancellable operating leases are as follows:

      Year Ending December 31

                 1998                         $  560,000
                 1999                            522,000
                 2000                            519,000
                 2001                            518,000
                 2002                            506,000
              Thereafter                          66,000
                                           ---------------

                                              $2,691,000
                                           ===============

     The Company's current involvement in legal proceedings are those which arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial position of the Company.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     12. COMMITMENTS AND CONTINGENCIES (continued)

     The Company participates in a multi-employer pension plan covering substantially all of its union employees. The union employees comprise 67% of the Company's workforce which are represented by two unions. The Company makes monthly payments as required into the multi-employer plan trust established for union employees. Under the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plan's unfunded vested benefits liability. The Company's share of the unfunded liability related to Local 107 Multi-Employer Pension Plan, is $58,000. Local 169 unfunded liability is unknown.

     The Company's union agreements expire in December 2001.

     The Company has entered into an agreement through December 31, 1997, with a shareholder to provide management support, strategic planning and assistance in raising capital. Under the terms of the agreement, the Company provided 75,000 unregistered shares, in 1996, and paid this consultant $75,000 in 1995. The Company revised this contract, effective January 1, 1997. Under the revised contract, the Company issued 37,500 shares of common stock in 1997 to satisfy obligations under this contract.

     During 1997, the Company entered into an agreement with First Colonial Securities Group, Inc. ("FCSG") to provide corporate financing and investment banking services. In connection with this agreement the Company granted to FCSG, 100,000 common stock options exercisable at prices ranging from $3.25 - $4.55 per share. In accordance with SFAS 123 (See Note 10), compensation of $38,700 was recognized in 1997, which was charged to additional paid in capital.

     The Company is currently expanding its facility. The total cost anticipated on this expansion including furniture is $1,400,000. As of December 31, 1997, approximately $580,000 of deposits were made towards this expansion.

     During 1996, the Company entered into an agreement with Focus Tech Investments, Inc. ("FTI") to provide financial public relations services through March 31, 1997. In exchange for these services the Company issued 58,000 unregistered shares of common stock in 1996 and 18,000 unregistered shares of common stock in 1997.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     13. CONCENTRATION OF CREDIT RISK ARISING FROM CASH DEPOSITS

     The Company maintains cash balances at a financial institution located in the Delaware Valley area. The accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company's cash balances periodically exceed the insured limit.

     14. ACQUISITION

     On February 7, 1997, the Company purchased a 100% interest in Real-Tool, Inc., a Virginia Corporation. Consideration for this acquisition was as follows:

  Cash                                                             $  900,618
  Note payable (see Note 6)                                           750,000
  Common stock (100,000 shares @$2.00 per share)                      200,000
                                                   ----------------------------
                                                                    1,850,618

  Less:  identifiable tangible assets            (                    183,223 )
                                                 ------------------------------

  Intangible assets acquired                                        1,667,395
                                                 ==============================

  The intangible assets acquired have been recorded as follows:
           Non-compete rights                                      $  100,000
           Patents                                                    360,395
           Goodwill                                                 1,207,000
                                                 ------------------------------

                                                                  $ 1,667,395
                                                 ==============================

     Amortization of these assets is provided on the straight-line method over the remaining life of the patent of 14 years.

     Concurrent with the purchase, the Company entered into a royalty agreement with the sole shareholder of Real-Tool, Inc. Under this agreement, which expires in 2012, the Company is required to pay royalties of 6% of revenues with a minimum of $75,000 annually, through 2002.

     Subsequent to 2002, the Company has the option to either increase the percentage of royalties paid to this individual and eliminate the minimum payment requirement, or continue this contract in its current form.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     15. DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     Accounts Receivable and Accounts Payable

     The carrying amount approximates fair value because of the short maturity of those instruments.

     Long-Term Debt

     The fair value of the Company's long-term debt is estimated based on the current rates available to the Company for debt of the same remaining maturities. As of December 31, 1997, the carrying value of this debt, aggregating $6,544,000 approximates the fair value.

     16. SUBSEQUENT EVENTS

     In January 1998, the Company acquired the roof drainage manufacturing segment of Benjamin Obdkye, Inc. Consideration for the purchase included the following:

  Cash                                                        $10,000,000
  Note payable                                              $     879,000
  Common stock                                            125,000  shares

     In connection with the Acquisition, the Company agreed to repurchase, at the option of Benjamin Obdyke, Inc., all of the Common Stock issued to Benjamin Obdyke, Inc. with regard to the acquisition. Such option is exercisable upon the second anniversary of the acquisition.

     The Company also issued 50,000 common stock warrants which are exercisable at any time until December 31, 1999. The exercise price of these warrants is $4.17.

     In order to fund this acquisition, and provide funds for other coporate puposes, the Company has completed the following transactions:

     Increased credit facility with current bank by $4,160,000

     Issued 40,000 shares of Series A Convertible Preferred Stock at $100 per share (Of this amount 25,000 shares were issued in December 1997 [See Note 11]). These shares have a $100 per share liquidating preference.

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




     16. SUBSEQUENT EVENTS (continued)

     Issued 2,500,000 of 12.25% debentures, due January 2003 ($2,000,000 issued prior to December 31, 1997 [See Note 6]). This debt is subordinated to the bank loan.

     Both the preferred stock and debentures were issued to Tandem Capital and Argosy Investment Partners. L.P.. As a further inducement to obtain financing from Tandem Capital and Argosy Investment Partners, L.P. the Company issued 300,000 common stock warrants, exercisable at $4.25 per share expiring January 2, 2003.

     17. ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

     As of December 31, 1997, there were no accounting pronouncements issued, but not yet effective which would have a material effect on the financial statements of the Company.

2.  Financial  statement  schedules  -  The  following   consolidated  financial
statement schedules are included herein:

Schedule IX --Consolidated Short-Term Borrowings

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the financial statements or the notes thereto and therefore have been omitted.

3.  Exhibits

Exhibit
Number            Title                                       Method of Filing

2(a)              Debtor's Third Amended             Incorporated by reference to Exhibit
                  Joint Plan of                      1 of the Company's Current Report on
                  Reorganization                     Form 8-K filed on March 31, 1993 (the
                                                     "March 1993 8-K")

2(b)              Third Amended Disclosure           Incorporated by reference to Exhibit
                  Statement for Debtor's             2 of the March 1993 8-K
                  Amended Joint Plan of
                  Reorganization

2(c)              Settlement Agreement by            Incorporated by reference to Exhibit
                  and between the Registrant         4 of the March 1993 8-K
                  and Meridian Bank

3(a)              Articles of Incorporation          Incorporated by Reference to
                  and Bylaws                         Exhibit 3 of the Registration
                  Bylaws                             Statement on Form S-18 filed February
                                                     15, 1983 (File No. 2-81851-W) (the
                                                     "1983 Registration Statement")

3(b)              Articles of Amendment              Incorporated by reference to
                  dated November 29                  Exhibit 3(b) of the Annual
                                                     Report on Form 10-K for the
                                                     year  ended   December  31,
                                                     1989 (the "1989 Form 10-K")

3(c)              Articles of Amendment              Incorporated by reference to
                  effective July 30, 1990            Exhibit 3(c) to Amendment No. 1
                                                     to the Registration Statement on Form S-1
                                                     filed on October 15, 1990 ("Pre-Effective
                                                     Amendment No. 1") (33-35898)

Exhibit
Number            Title                                       Method of Filing

3(d)              Amended and Restated               Incorporated by reference to Exhibit 3(d)
                  By laws                            of the Registration Statement on Form S-1
                                                     filed June 16, 1993 (the "1993 Form S-1")
                                                     (33-64468)

3(e)              Articles of Amendment              Incorporated by reference to Exhibit 3(e)
                  dated July 22, 1993                of the Annual Report on Form 10-K for the
                                                     year ended December 31, 1993 (the "1993
                                                     Form 10-K")

3(f)              Articles of Amendment              Filed herewith
                  dated December 29, 1997

4(a)              Form of 1993                       Incorporated by reference to Exhibit 4(g)
                  Private Placement                  of the 1993 Form S-1

4(b)              Form of Consulting                 Incorporated by reference to Exhibit 4(h)
                  Warrant by and between             of the 1993 Form S-1
                  the Company and Universal
                  Solutions, Inc.

4(c)              Form of 1993                       Incorporated by reference to Exhibit 4.9
                  Private Placement Warrant          of the Registration Statement on Form S-3
                  No. 2                              filed January 21, 1994 (the "Form S-3")
                                                     (33-82152)

4(d)              Form of Consulting                 Incorporated by reference to Exhibit 4.10
                  Warrant                            of the Form S-3

10(a)             Lease Agreement                    Incorporated by reference to Exhibit 10(i)
                  between Berger Bros.               of the 1989 Form 10-K
                  Company and Feasterville
                  Associates dated May 30, 1989

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

10(d)             Employment Agreement               Filed Herewith
                  between Berger Holdings,
                  Ltd. and Theodore
                  A. Schwartz

10(e)             Employment Agreement               Filed Herewith
                  between Berger Holdings,
                  Ltd. and Joseph
                  F. Weiderman

10(f)             Employment Agreement               Filed Herewith
                  between Berger Holdings,
                  Ltd. and Paul L. Spiese, III

10(g)             Stock Purchase Agreement,          Incorporated by Reference to Exhibit 2.1 of
                  dated as of February 7, 1997,      the Company's Report on Form 8-K filed
                  by and between Berger Holdings,    on February 20, 1997 (the "February 1997
                  Ltd. and Roger M. Cline            8-K")

10(h)             Amendment to Stock Purchase        Incorporated by Reference to Exhibit 2.2 of
                  Agreement, dated as of February    of the February 1997 8-K
                  7, 1997, by and between Berger
                  Holdings, Ltd. and Roger M.
                  Cline

10(i)             Asset Purchase Agreement           Incorporated by reference to Exhibit 2.1 of
                  dated as of December 3,            Company's Report on Form 8-K filed on
                  1997, by and among the             January 20, 1998, as amended (the "January
                  Registrant, Obdyke and the         1998 Form 8-K")
                  Shareholders of Obdyke

Exhibit
Number            Title                                       Method of Filing

10(j)             Preferred Stock Purchase           Incorporated by reference to Exhibit 2.2 to
                  Agreement, dated as of             the January 1998 Form 8-K
                  December 17, 1997, by
                  and among the Registrant,
                  Tandem and Argosy

10(k)             Debenture Purchase                 Incorporated by reference to Exhibit 2.3 to
                  Agreement, dated as of             the January 1998 Form 8-K
                  December 17, 1997, by
                  and among the Registrant,
                  Tandem and Argosy

10(l)             Amended and Restated Loan          Incorporated by reference to the Exhibit 2.4 to
                  and Security Agreement, dated      the January 1998 Form 8-K
                  as of January 2, 1998, by
                  and among Berger Financial
                  Corp., a Delaware corporation,
                  Berger Bros. Company, a
                  Pennsylvania corporation and
                  Summit

21                Subsidiaries of the                Incorporated by reference to
                  Company                            Exhibit 22 to the 1989 Form 10-K

23                Consent of Independent             Filed Herewith
                  Accountants

27                Financial Data Schedule            Filed Herewith (EDGAR version only)


          All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted. (b) Reports on Form 8K:

          No Reports on Form 8K were filed during the last quarter covered by this report.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998. BERGER HOLDINGS, LTD.

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

Signature                                   Title                                       Date

/S/ THEODORE A. SCHWARTZ                    Chief Executive Officer                     March 30, 1998
Theodore A. Schwartz                        and Chairman of the Board
                                            (Principal Executive Officer)

/S/ PAUL L. SPIESE, III                     Director                                    March 30, 1998
Paul L. Spiese, III                         Vice President

/S/ JOSEPH F. WEIDERMAN                     President, Chief  Operating                 March 30, 1998
Joseph F. Weiderman                         Officer and Director

/S/LARRY FALCON                             Director                                    March 30, 1998
Larry Falcon

                                            Director                                    March __, 1998
Jacob I. Haft, M.D.

/S/ DR. IRVING KRAUT                        Director                                    March 30, 1998
Dr. Irving Kraut

/S/JAY SEID                                 Director                                    March 30, 1998
Jay Seid

________________                            Director                                    March __, 1998
John Paul Kirwin

/S/ FRANCIS E. WELLOCK, JR.                 Chief Financial Officer                     March 30, 1998
Francis E. Wellock, Jr.                     (Principal Financial and
                                             Accounting Officer)

STBOR97
                      BERGER HOLDINGS, LTD. AND SUBSIDIARY



SCHEDULE IX - CONSOLIDATED SHORT-TERM BORROWINGS

                                                    STATED          MAX. AMT.      AVG. AMT.       WTD. AVG.
                                       BALANCE     AVERAGE         OUTSTANDING    OUTSTANDING      INT. RATE
                                      AT END OF    INTEREST          DURING         DURING           DURING
YEAR ENDED DECEMBER 31, 1997           PERIOD        RATE            PERIOD         PERIOD           PERIOD
----------------------------         -----------   ------------    -----------    -----------      ----------

REVOLVING CREDIT LINE / TERM LOAN     $2,661,000   PRIME +2.35%     $3,514,000     $2,934,000         10.48%


YEAR ENDED DECEMBER 31, 1996
----------------------------

REVOLVING CREDIT LINE / TERM LOAN     $2,220,000   PRIME +3.25%     $3,470,000     $2,683,000         11.52%


YEAR ENDED DECEMBER 31, 1995
----------------------------

REVOLVING CREDIT LINE / TERM LOAN     $2,011,000   PRIME +3.5%      $2,894,000     $2,608,000         12.31%

                                                                    Exhibit 3(f)

                        STATEMENT WITH RESPECT TO SHARES

                                       OF

                              BERGER HOLDINGS, LTD.

                  RESOLVED, that pursuant to the powers expressly delegated to the Board of Directors by Article 6 of the Articles of Incorporation of the Corporation, as amended, the Corporation hereby establishes and designates one series of preferred stock and fixes and determines as set forth herein the relative rights and preferences thereof as follows:

                  SECTION 1. DESIGNATION. There shall be established a series of preferred stock, which shall consist of 40,000 shares of the authorized preferred stock and shall be designated Series A Convertible Preferred Stock (herein referred to as the "Preferred Stock").

                  SECTION 2. DIVIDENDS.

                  (A) The holders of Preferred Stock shall be entitled to receive dividends (the "Preferred Dividend") payable in cash at the rate of $10.00 per share per annum or such rate as modified under Section 2(b) herein (the "Dividend Rate") on a cumulative basis from the actual date of original issue of each share of Preferred Stock (the "Original Issue Date"), whether or not declared, out of funds legally available therefor, payable quarterly in arrears on the first day of each February, May, August, and November in each year (each a "Dividend Payment Date"). Payments shall commence on the first such date to occur after the Original Issue Date. Each such Preferred Dividend shall be payable to the holders of record of the Preferred Stock at the close of business on the preceding December 31, March 31, June 30, and September 30, respectively. Each dividend shall be declared by the Board of Directors no more than fifteen (15) days prior to its respective record date. Payments shall equal $2.50 per share on each Dividend Payment Date or such lesser amount as shall result from any proration in respect of any partial quarterly period. The amount of Preferred Dividends payable upon the occurrence of any event described in Sections 3, 5 or 7 hereof shall be computed by multiplying the applicable Dividend Rate by a fraction, the numerator of which shall be the number of days since the preceding Dividend Payment Date to the date of payment of such partial Preferred Dividend and the denominator of which shall be 360.

                  (B) Beginning on the fifth anniversary of the Original Issue Date, the Dividend Rate shall be adjusted by increasing the Dividend Rate to $20.00 per share per annum, with the quarterly Preferred Dividend being increased to $5.00 per share.

                  (C) So long as any of the shares of Preferred Stock are outstanding, no dividends (other than dividends or distributions paid in shares of or options, warrants or rights to subscribe for or purchase shares of Common Stock) shall be declared or paid or set apart for payment by the Corporation or other distribution of cash or other property declared or made directly or indirectly by the Corporation or any affiliate or any person acting on behalf of he Corporation or any of its affiliates with respect to any shares of Common Stock or other capital stock over which the Preferred Stock has preference or priority in the payments of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Corporation ("Junior Stock"), nor shall any shares of Junior Stock be redeemed, purchased or otherwise acquired (other than a (i) purchase or other acquisition of Common Stock made for purposes of any employee incentive or benefit plan of the Corporation or any subsidiary or (ii) the purchase of up to 125,000 shares of Common Stock (as adjusted for stock splits or stock dividends) pursuant to the "Put Option" contained in the Asset Purchase Agreement dated as of December 3, 1997, by and among the Corporation and the parties thereto) for any consideration (or any moneys be paid to or made available for a sinking-fund for the redemption of any shares of any such stock) directly or indirectly by the Corporation or any affiliate or any person acting on behalf of the Corporation or any of its affiliates (except by conversion into or exchange for Junior Stock), nor shall any other cash or other property otherwise be paid or distributed to or for the benefit of any holder of shares of Junior Stock in respect thereof, directly or indirectly, by the Corporation or any affiliate or any person acting on behalf of the Corporation or any of its affiliates unless in each case (x) the full Preferred Dividends (including all accumulated, accrued and unpaid dividends) on all outstanding shares of Preferred Stock shall have been paid or such dividends have been declared and set apart for payment for the current dividend periods with respect to the Preferred Stock and (y) sufficient funds shall have been paid or set apart for the payment of the full Preferred Dividend for the current dividend period with respect to the Preferred Stock.

                  (D) If and whenever a quarterly Preferred Dividend is not paid on a Dividend Payment Date (whether or not declared), then the amount of such Preferred Dividend remaining in arrears and unpaid from time to time shall bear interest from such Dividend Payment Date until the date it is paid in full at an annual rate equal to ten percent (10%). Interest payable in respect of Preferred Dividends which are in arrears shall be computed on the basis of twelve (12) 30
- - day months and a 360-day year. No payment shall be applied to the Preferred Dividend due on a Dividend Payment Date unless and until all arrears, including interest thereon, with respect to accumulated, accrued but unpaid Preferred Dividends shall have been paid.

               SECTION 3. LIQUIDATION, DISSOLUTION, OR WINDING UP.

                  (A) In the event of any liquidation, dissolution, or winding up of the Corporation, whether voluntary or involuntary, the holders of the Preferred Stock shall be entitled to be paid first out of the assets of the Corporation available for distribution to holders of the Corporation's capital stock of all classes and before any sums shall be paid or any assets distributed among the holders of shares of any other class or series of capital stock of the Corporation, including Common Stock, an amount per share equal to One Hundred Dollars ($100.00) plus an amount equal to all the accrued but unpaid Preferred Dividends (whether or not declared), and the amount equal to all interest, if any, on any Preferred Dividends in arrears, in each case to the date of final distribution to such holders (the "Preference Amount"). Until the holders of the Preferred Stock have been paid the Preference Amount in full, no payment will be made to any holder of Junior Stock upon the liquidation, dissolution or winding up of the Corporation. If the assets of the Corporation shall be insufficient to permit the payment in full to the holders of the Preferred Stock of the Preference Amounts, then the entire assets of the Corporation available for such distribution shall be distributed ratably among the holders of the Preferred Stock in proportion to the Preference Amount each such holder is otherwise entitled to receive. After payment of the Preference Amount shall have been made in full to the holders of the Preferred Stock or funds necessary for such payment shall have been set aside by the Corporation in trust for the account of holders of the Preferred Stock so as to be available for such payment, holders of the Preferred Stock shall not be entitled to participate in the distribution of any remaining assets of the Corporation.

                  (B) Any consolidation, merger or a statutory share exchange (other than a (i) merger with a wholly-owned subsidiary of the Corporation, (ii) or a mere reincorporation transaction, or (iii) a merger pursuant to which the Corporation is the surviving entity and the capitalization of the Corporation remains unchanged) in which the outstanding shares of capital stock of the Corporation are exchanged for securities or other consideration of or from another corporation, or a sale of all or substantially all the assets or stock of the Corporation, shall be deemed to be a liquidation, dissolution, or winding up of the affairs of the Corporation within the meaning of this Section 3, and shall entitle the holders of the Preferred Stock to receive on the effective date of such event the Preference Amount, in cash, securities or other property; provided, however, that any such event shall not be so regarded as a liquidation, dissolution, or winding up of the affairs of the Corporation with respect to the Preferred Stock if the holders of seventy-five percent (75%) of the outstanding shares of the Preferred Stock approve such event or elect not to have any such event deemed to be a liquidation, dissolution, or winding up of the affairs of the Corporation by giving written notice thereof to the Corporation at least ten (10) days prior to the effective date of such event.

                  (C) Whenever the distribution provided for in this Section 3 shall be paid in property other than cash, the value of such distribution shall be the fair value thereof determined in good faith by the Board of Directors of the Corporation.

                  SECTION 4. VOTING RIGHTS.

                  (A) Except as otherwise required by law, or as specifically provided herein, the holders of Preferred Stock shall have full voting rights and powers, and the holders of shares of Preferred Stock and Common Stock shall vote together as a single class on all matters submitted to a vote of the stockholders of the Corporation; provided, however, that solely with respect to the right to elect and remove directors, the holders of Preferred Stock shall not be entitled to vote pursuant to this Section 4(a), but the provisions of
Section 4(b) and (c) shall govern the rights of the holders of Preferred Stock with respect to the election or removal of directions. In any vote pursuant to the preceding sentence, each holder of Preferred Stock shall be entitled to that number of votes equal to the number of shares of Common Stock which would be issuable upon conversion of such shares of Preferred Stock, as provided in
Section 5(a) hereof (the "As Converted Number of Shares") of such holder (with fractional shares rounded up or down to the nearest whole number) at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited. The holders of the Preferred Stock shall be entitled to notice of any stockholders' meeting in accordance with the Bylaws of the Corporation.

                  (B) The holders of the Preferred Stock, voting separately as one class, shall have the exclusive and special right at all times to elect two
(2) directors (the "Preferred Directors") to the Board of Directors of the Corporation provided, however, that so long as any shares of Preferred Stock are outstanding, the Board of Directors shall not consist of more than nine (9) members. The Preferred Directors shall be elected by the vote of the holders of seventy-five percent (75%), and removed by the vote of the holders of seventy-five percent (75%), of the shares of Preferred Stock then outstanding. The right of holders of the Preferred Stock contained in this Section 4(b) may be exercised either at a special meeting of the holders of Preferred Stock or at any annual or special meeting of the stockholders of the Corporation, or by written consent of such holders in lieu of a meeting. Upon the written request of the holders of record of at least a majority of the Preferred Stock then outstanding, the Secretary of the Corporation shall call a special meeting of the holders of Preferred Stock for the purpose of (i) removing any Preferred Director elected pursuant to this Section 4(b) and/or (ii) electing director(s) to fill a vacancy of the directorship authorized to be filled by the holders of Preferred Stock pursuant to this Section 4(b). Such meeting shall be held at the earliest practicable date.

At any meeting held for the purpose of electing or removing a Preferred Director, the presence, in person or by proxy, of the holders of record of seventy-five percent (75%) of the Preferred Stock then outstanding shall be required to constitute a quorum of the Preferred Stock for such election. A vacancy in the directorship to be elected by the holders of Preferred Stock pursuant to this Section 4(b) may be filled only by vote or written consent in lieu of a meeting of the holders of seventy-five percent (75%) of the shares of Preferred Stock then outstanding and may not be filled by the remaining directors.

                  (C) If and whenever four (4) quarterly dividends (whether or not consecutive) payable on the Preferred Stock shall be in arrears (which shall, with respect to any such quarterly dividend, mean that any such dividend has not been paid in full), whether or not earned or declared, the number of directors then constituting the Board of Directors shall be increased to a number which allows for holders of the Preferred Stock to elect a majority of the entire Board of Directors at a special meeting of stockholders called as hereinafter provided. Whenever all arrears in dividends on the Preferred Stock (together with interest on dividends in arrears pursuant to Section 2(d) above) shall have been paid and dividends thereon for the current quarterly dividend period shall have been paid or declared and set apart for payment, then the right of the holders of the Preferred Stock to elect such additional directors shall cease (but subject always to the same provision of the vesting of such special voting rights in the case of any similar future arrearages in four (4) quarterly dividends), and the terms of office of all persons elected as additional directors by the holders of the Preferred Stock pursuant to this
Section 4(c) shall forthwith terminate and the number of the Board of Directors shall be reduced accordingly. At any time after such additional voting power shall have been so vested in the holders of the Preferred Stock, the Secretary of the Corporation may, and upon the written request of any holder of Preferred Stock (addressed to the Secretary at the principal office of the Corporation) shall, call a special meeting of the holders of the Preferred Stock for the election of the additional directors to be elected by them as herein provided, such call to be made by notice similar to that provided in the Bylaws of the Corporation for a special meeting of the stockholders or as required by law. If any such special meeting required to be called as above provided shall not be called by the Secretary within twenty (20) days after receipt of any such request, then any holder of Preferred Stock may call such meeting, upon the notice above provided, and for that purpose shall have access to the stock books of the Corporation. The additional Preferred Directors elected at any special meeting shall hold office until the next annual meeting of the stockholders or special meeting held in lieu thereof if such office shall not have previously terminated as above provided. If any vacancy shall occur among the additional Preferred Directors, a successor shall be elected by the Board of Directors, upon the nomination of the then remaining Preferred Directors or the successor of such remaining directors, to serve until the next annual meeting of the stockholders or special meeting held in place thereof if such office shall not have previously terminated as above provided.

          SECTION 5. CONVERSION RIGHTS. The holders of the Preferred Stock shall have the following conversion rights:

                  (A) RIGHT TO CONVERT. Each share of Preferred Stock shall be convertible at any time, and from time to time, at the option of the holder thereof, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing One Hundred Dollars ($100.00) (the "Numerator") by the Conversion Price (as defined below) in effect at the time of conversion. The conversion price at which shares of Common Stock shall be deliverable upon conversion of Preferred Stock without the payment of additional consideration by the holder thereof (the "Conversion Price") initially shall be Four and 25/100 Dollars ($4.25). Such initial Conversion Price, and the rate at which shares of Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment as provided below. The conversion rights of the holders of Preferred Stock shall terminate (i) in the event of a liquidation of the Corporation, at the close of business on the first full day preceding the date fixed for the payment of any amounts distributable on liquidation to the holders of Preferred Stock; and (ii) in the event shares of Preferred Stock are called for redemption pursuant to Section 7 hereof, at the close of business on the Redemption Date (as defined in Section 7(a) below), unless the Corporation shall default in making payment in full of the Redemption Price.

                  (B) ADJUSTMENT TO CONVERSION PRICE UPON OCCURRENCE OF EXTRAORDINARY COMMON STOCK EVENT. Upon the happening of an Extraordinary Common Stock Event (as hereinafter defined), the Conversion Price for the Preferred Stock, simultaneously with the happening of such Extraordinary Common Stock Event, shall be adjusted by multiplying the then-effective Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such Extraordinary Common Stock Event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such Extraordinary Common Stock Event, and the product so obtained thereafter shall be the Conversion Price for the Preferred Stock. The Conversion Price, as so adjusted, shall be readjusted in the same manner upon the happening of any successive Extraordinary Common Stock Event(s). "Extraordinary Common Stock Event" shall mean (i) the issuance of additional shares of Common Stock as a dividend or other distribution on outstanding Common Stock, (ii) a stock split or subdivision of outstanding shares of Common Stock into a greater number of shares of Common Stock, or (iii) a reverse stock split or combination of outstanding shares of Common Stock into a smaller number of shares of Common Stock.

                  (C) RECAPITALIZATION OR RECLASSIFICATION. If the Common Stock issuable upon the conversion of the Preferred Stock shall be changed into the same or a different number of shares of any class or classes of stock of the Corporation, whether by recapitalization, reclassification, or otherwise (other than a subdivision or combination of shares or stock dividend provided for in
Section 5(b) hereof, or a reorganization, merger, share exchange, consolidation, or sale of assets provided for in Section 5(d) hereof), then and in each such event the holder of each share of Preferred Stock shall have the right thereafter to convert such share into the kind and amount of shares of stock and other securities and property receivable upon such recapitalization, reclassification, or other change by holders of the number of shares of Common Stock into which such share of Preferred Stock might have been converted immediately prior to such recapitalization, reclassification, or change, all subject to further adjustment as provided herein.

                  (D) CAPITAL REORGANIZATION, MERGER, SHARE EXCHANGE, CONSOLIDATION, OR SALE OF ASSETS. If at any time or from time to time there shall be a capital reorganization of the Common Stock, including a merger, share exchange, consolidation, or sale of all or substantially all of assets of the Corporation (other than a subdivision or combination of shares or stock dividend provided for in Section 5(b) hereof or a recapitalization or reclassification provided for in Section 5(c) hereof), then, as a part of such reorganization, provision shall be made so that the holders of the Preferred Stock thereafter shall be entitled to receive, upon conversion of each share of the Preferred Stock, the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock into which such shares of
Preferred Stock might have been converted immediately prior to such capital reorganization would have been entitled to receive. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 5 with respect to the rights of the holders of the Preferred Stock after the reorganization to the end that the provisions of this Section 5 (including adjustment of the Conversion Price then in effect and the number of shares acquired upon conversion of the Preferred Stock) shall be applicable after that event in as nearly equivalent a manner as may be practicable. Notwithstanding the foregoing, in the case of a consolidation, merger, share exchange, or sale of all or substantially all the assets of the Corporation, the provisions of Section 3(b) shall apply to the Preferred Stock, and this Section 5(d) shall not apply, unless, as provided in Section 3(b) the holders of seventy five percent (75%) of the outstanding shares of Preferred Stock elect that such event shall not be deemed to be a liquidation, dissolution, or winding upof the affairs of the Corporation.

                  (E) CERTAIN DILUTIVE ISSUES.

          (I) SPECIAL DEFINITIONS. For purposes of this Section 5(e), the following definitions apply:

          (1) "Options" shall mean rights, options, or warrants to subscribe for, purchase or otherwise acquire either Common Stock or Convertible Securities (as defined below), except for (A) currently exercisable options and warrants to purchase an aggregate of 1,539,248 shares of Common Stock outstanding on the Original Issue Date (the "Outstanding Options"); (B) options to purchase an aggregate of 1,270,000 shares of Common Stock granted or provided for but not exercisable as of the Original Issue Date (the "Agreed Options"), (C) rights or options to acquire up to an aggregate of 250,000 shares of Common Stock which may be granted to employees, directors or consultants to the Corporation at an exercise price of no less than the Fair Market Value (as defined in Section 5(h) below) on the date of grant (the "Future Options") and (D) warrants to purchase an aggregate of 350,000 shares of Common Stock granted and reserved for issuance on the Original Issue Date (the "Current Warrants").

          (2) "Convertible Securities" shall mean any evidences of indebtedness, shares of stock (other than Common Stock and Preferred Stock) or other securities convertible into or exchangeable for Common Stock.

          (3) "Additional Shares of Common Stock" shall mean all shares of Common Stock issued (or deemed to be issued pursuant to Section 5(e)(iii)) by the Corporation after the Original Issue Date, other than shares of Common Stock issued or issuable upon (i) upon conversion of shares of Preferred Stock or as a dividend or distribution on Preferred Stock, (ii) upon the exercise of the Outstanding Options; (iii) upon the exercise of the Agreed Options, (iv) upon the exercise of any Future Options, or (v) upon the exercise of the Current Warrants.

          (II) NO ADJUSTMENT OF CONVERSION PRICE. Any provision herein to the contrary notwithstanding, no adjustment in the number of shares of Common Stock into which shares of Preferred Stock is convertible shall be made, by adjustment in the Conversion Price, unless the consideration per share (determined pursuant to Section 5(e)(v) hereof) for an Additional Share of Common Stock issued or deemed to be issued by the Corporation is less than the Conversion Price in effect on the date of, and immediately prior to, the issue of such Additional Shares of Common Stock.

          (III) ISSUE OF OPTIONS AND CONVERTIBLE SECURITIES. In the event the Corporation at any time or from time to time after the Original Issue Date shall issue any Options or Convertible Securities or shall fix a record date for the determination of holders of any class of securities then entitled to receive any such Options or Convertible Securities, then the maximum number of shares (as set forth in the instrument relating thereto without regard to any provisions contained therein for a subsequent adjustment of such number) of Common Stock issuable upon the exercise of such Options or, in the case of Convertible Securities and Options therefor, the conversion or exchange of such Convertible Securities, shall be deemed to be Additional Shares of Common Stock issued as of the time of such issue or, in case such a record date shall have been fixed, as of the close of business on such record date, provided that Additional Shares of Common Stock shall not be deemed to have been issued unless the consideration per share (determined pursuant to Section 5(e)(v) hereof) of such Additional Shares of Common Stock would be less than the Conversion Price in effect on the date of and immediately prior to such issue, or such record date, as the case may be, and provided that in any such case in which Additional Shares of Common Stock are deemed to be issued:

          (1) no further adjustments in the Conversion Price shall be made upon the subsequent issue of Convertible Securities or shares of Common Stock upon the exercise of such Options or conversion or exchange of such Convertible Securities;

          (2) if such Options or Convertible Securities by their terms provide, with the passage of time or otherwise, for any increase or decrease in the consideration payable to the Corporation, or decrease or increase in the number of shares of Common Stock issuable upon the exercise, conversion or exchange thereof, the Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon any such increase or decrease becoming effective, be recomputed to reflect such increase or decrease insofar as it affects such Options or the rights of conversion or exchange under such Convertible Securities, provided, however, that no such adjustment of the Conversion Price shall affect Common Stock previously issued upon conversion of shares of Preferred Stock;

          (3) upon the expiration of any such Options or any rights of conversion or exchange under such Convertible Securities that shall not have been exercised, the Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon such expiration, be recomputed as if:

          (A) in the case of Convertible Securities or Options for Common Stock, the only Additional Shares of Common Stock issued were the shares of Common Stock, if any, actually issued upon the exercise of such Options or the conversion or exchange of such Convertible Securities and the consideration received therefor was the consideration actually received by the Corporation for the issue of all such Options, whether or not exercised, plus the consideration actually received by the Corporation upon such exercise, or for the issue of all such Convertible Securities that were actually converted or exchanged, plus the additional consideration, if any, actually received by the Corporation upon such conversion or exchange, and

          (B) in the case of Options for Convertible Securities, only the Convertible Securities, if any, actually issued upon the exercise thereof were issued at the time of issue of such Options, and the consideration received by the Corporation for the Additional Shares of Common Stock deemed to have been then issued was the consideration actually received by the Corporation for the issue of all such Options, whether or not exercised, plus the consideration deemed to have been received by the Corporation (determined pursuant to Section 5(e)(v)) upon the issue of the Convertible Securities with respect to which such Options were actually exercised;

          (4) no readjustment pursuant to Section 5(e)(iii)(2) or (3) above shall have the effect of increasing the Conversion Price to an amount which exceeds the lower of (a) the Conversion Price prior to the initial adjustment to which the readjustment applies, or (b) the Conversion Price that would have resulted from any issuance of Additional Shares of Common Stock between the date of the initial adjustment date and such readjustment date; and

          (5) in the event of any change in the number of shares of Common Stock issuable upon the exercise, conversion or exchange of any Option or Convertible Security, including, but not limited to, a change resulting from the antidilution provisions thereof, the Conversion Price then in effect shall forthwith be readjusted to such Conversion Price as would have been obtained had the adjustment which was initially made upon the issuance of such unexercised Option or unconverted Convertible Security, been made upon the basis of such subsequent change, but no further adjustment shall be made for the actual issuance of Common Stock upon the exercise or conversion of any such Option or Convertible Security.

          (IV) ADJUSTMENT OF CONVERSION PRICE UPON ISSUANCE OF ADDITIONAL SHARES OF COMMON STOCK. In the event the Corporation at any time after the Original Issue Date shall issue Additional Shares of Common Stock (including Additional Shares of Common Stock deemed to be issued pursuant to Section 5(e)(iii)), without consideration or for a consideration per share less than the Conversion Price in effect on the date of and immediately prior to such issue, then and in such event, the Conversion Price shall be reduced to a price (calculated to the nearest cent) determined by multiplying the then current Conversion Price by a fraction the numerator of which shall be the sum of

          (A) the number of shares of Common Stock outstanding immediately prior to such issue, plus

          (B) the number of shares of Common Stock which the aggregate consideration received by the Corporation for the total number of Additional Shares of Common Stock so issued would purchase at the Conversion Price in effect immediately prior to such issuance and the denominator of which shall be the sum of

          (X) the number of shares of Common Stock outstanding immediately prior to such issue, plus

          (Y) the number of such Additional Shares of Common Stock so issued.

For the purpose of the above calculation, the number of shares of Common Stock outstanding shall be calculated on a fully diluted basis, as if all shares of Preferred Stock and all other Convertible Securities had been fully converted into shares of Common Stock immediately prior to such issuance, and any outstanding warrants, options or other rights for the purchase of shares of stock or Convertible Securities had been fully exercised immediately prior to such issuance, and the resulting securities fully converted into shares of Common Stock, if so convertible as of such date. This calculation shall not include, however, any Additional Shares of Common Stock issuable with respect to shares of Preferred Stock, Convertible Securities or outstanding options, warrants or other rights for the purchase of shares or Convertible Securities, solely as a result of adjustment of the Conversion Price resulting from the issuance of Additional Shares of Common Stock causing such adjustment.

          The provisions of this Section 5(e)(iv) do not apply if the provisions of any of Section 5(b), (c) or (d) apply.

          (V) DETERMINATION OF CONSIDERATION. The consideration received by the Corporation for the issue of any Additional Sharesof Common Stock shall be computed as follows:

          (1) CASH, PROPERTY, AND OTHER CONSIDERATION. Such consideration shall:

          (A) insofar as it consists of cash, be computed as the aggregate amount of cash received by the Corporation excluding amounts paid or payable for accrued interest or accrued dividends;

          (B) insofar as it consists of property, services, or other consideration other than cash, be computed at the fair value thereof at the time of such issue, as determined in good faith by the Board of Directors; and

          (C) in the event Additional Shares of Common Stock are issued together with other shares or securities or other assets of the Corporation for consideration which covers both, be the proportion of the consideration so received, computed as provided in clauses (a) and (b) above, as is determined in good faith by the Board of Directors.

          (2) OPTIONS AND CONVERTIBLE SECURITIES. The consideration per share received by the Corporation for Additional Shares of Common Stock deemed to have been issued pursuant to Options and Convertible Securities, shall be deemed to be the sum of the consideration paid for such Option or Convertible Security, if any, plus the lowest consideration per share then payable upon the exercise of Options, as set forth in the instruments relating to such Options or Convertible Securities, without regard to any provision contained therein designed to protect against dilution. If Options or Convertible Securities are issued together with other securities or instruments of the Corporation, the Board of Directors shall determine in good faith the amount of consideration paid for such Option or Convertible Securities.

          (F) CERTIFICATE AS TO ADJUSTMENTS. In each case of an adjustment or readjustment of the Conversion Price of the Preferred Stock, the Corporation will furnish each holder of the Preferred Stock with a certificate prepared by the Chief Financial Officer of the Corporation showing such adjustment or readjustment and stating in detail the facts upon which such adjustment or readjustment is based.

          (G) EXERCISE OF CONVERSION PRIVILEGE. To exercise its conversion privilege, a holder of Preferred Stock shall surrender the certificate(s) representing the shares being converted to the Corporation at its principal office, accompanied by written notice to the Corporation at that office that such stockholder elects to convert such shares (a "Conversion

Notice"). The Conversion Notice also shall state the name(s) and address(es) in which the certificate(s) for shares of Common Stock issuable upon such conversion shall be issued. The certificate(s) for shares of Preferred Stock surrendered for conversion shall be accompanied by proper assignment thereof to the Corporation or in blank. The date when the Conversion Notice is received by the Corporation together with the certificate(s) representing the shares of Preferred Stock being converted shall be the "Conversion Date." As promptly as practicable after the Conversion Date, the Corporation shall issue and deliver to the holder of the shares of Preferred Stock being converted, or on its written order, such certificate(s) as it may request of the number of whole shares of Common Stock issuable upon the conversion of such shares of Preferred Stock in accordance with the provisions of this Section 5 and cash, as provided in Section 5(h), in respect of any fraction of a share of Common Stock issuable upon such conversion. Such conversion shall be deemed to have been effected immediately prior to the close of business on the Conversion Date, and at such time the rights of the holder as a holder of the converted shares of Preferred Stock shall cease and the person(s) in whose name(s) any certificate(s) for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder(s) of record of the shares of Common Stock represented thereby.

                  (H) CASH IN LIEU OF FRACTIONAL SHARES. No fractional shares of Common Stock or scrip representing fractional shares shall be issued upon the conversion of shares of Preferred Stock. Instead of any fractional shares of Common Stock that otherwise would be issuable upon conversion of a series of Preferred Stock, the Corporation shall pay to the holder of the shares of Preferred Stock that were converted a cash adjustment in respect of such fractional shares in an amount equal to the same fraction of the Fair Market Value price per share of the Common Stock at the close of business on the Conversion Date. "Fair Market Value" shall mean (i) in the case of a security listed or admitted to trading on any securities exchange, the last reported sale price, regular way (as determined in accordance with the practices of such exchange), on such day, or if no sale takes place on such day, the average of the closing bid and asked prices on such day (and in the case of a security traded on more than one national securities exchange, at such price or such average, upon the exchange on which the volume of trading during the last calendar year was the greatest), (ii) in the case of a security not then listed or admitted to trading on any securities exchange, the last reported sale price on such day, or if no sale takes place on such day, the average of the closing bid and asked prices on such day, as reported by a reputable quotation service designated by the Corporation, (iii) in the case of a security not then listed or admitted to trading on any securities exchange and as to which no such reported sale price or bid and asked prices are available, the average of the reported high bid and low asked prices on such day, as reported by a reputable quotation service, or the Wall Street Journal, or if there are no bids and asked prices on such day, the average of the high bid and low asked prices, as so reported, on the most recent day (not more than 30 days prior to the date in question) for which prices have been so reported, and (iv) in the case of a security determined by the Corporation's Board of Directors as not having an active quoted market or in the case of other property, such fair market value as shall be determined by the Board of Directors. The determination as to whether any fractional shares are issuable shall be based upon the total number of shares of Preferred Stock being converted at any one time by any holder thereof, not upon each share of Preferred Stock being converted.

                  (I) RESERVATION OF COMMON STOCK. The Corporation at all times shall reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Preferred Stock, such number of its shares of Common Stock as from time to time shall be sufficient to effect the conversion of all outstanding shares of the Preferred Stock.

                  SECTION 6. RESTRICTIONS AND LIMITATIONS; VOTING AS A CLASS. So long as any shares of Preferred Stock remain outstanding, in addition to any other vote or consent of stockholders required by law or the Articles of Incorporation, the Corporation will not take any of the following actions without the affirmative vote or consent (with each share of Preferred Stock being entitled to one vote) of the holders of at least seventy-five percent (75%) of the outstanding shares of the Preferred Stock, given in writing or by resolution adopted at a meeting called for such purpose:

                  (A) amend the Articles of Incorporation or Bylaws of the Corporation if such amendment would:

                  (I) reduce the Dividend Rate on the Preferred Stock provided for herein, make such dividends noncumulative, defer the date from which dividends will accrue, cancel accrued and unpaid dividends, or change the relative seniority rights of the holders of the Preferred Stock as to the payment of dividends in relation to the holders of any other capital stock of the Corporation;

                  (II) reduce the amount payable to the holders of the Preferred Stock upon the voluntary or involuntary liquidation, dissolution or winding up of the Corporation, or change the relative seniority of the liquidation preferences of the holders of the Preferred Stock;

                  (III) reduce the Redemption Price specified in Section 7 hereof with respect to the Preferred Stock;

                  (IV) cancel or modify the conversion rights of the Preferred Stock provided for in Section 5 hereof; or

                  (V) adversely affect any of the rights, preferences or privileges provided for herein for the benefit of any shares of Preferred Stock; provided that no issuance of equity securities which shall have been approved under Section 6(d) hereof (or which does not require approval under such Section 6(d)) shall be deemed to have such an adverse effect.

                  (B) redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking fund for such purpose) any share or shares of Preferred Stock otherwise than by redemption of Preferred Stock in accordance with Section 7 hereof or by conversion in accordance with Section 5 hereof;

                  (C) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any share or shares of Junior Stock, except for (i) a purchase or other acquisition of Common Stock made for purposes of any employee incentive or benefit plan of the Corporation or any subsidiary, or (ii) the purchase of up to 125,000 shares of Common Stock (as adjusted for stock splits or stock dividends) pursuant to the "Put Option" contained in the Asset Purchase Agreement dated as of December 3, 1997, by and among the Corporation and the parties thereto.

                  (D) authorize or issue, or obligate itself to issue, any other equity security (i) senior to or on a parity with the Preferred Stock as to dividend rights or redemption rights or liquidation preferences or (ii) which entitles the holders thereof to voting rights equal to at least twenty percent (20%) of the outstanding voting power of all capital stock of the Corporation or to elect directors which constitute twenty percent (20%) or more of the Board of Directors;

                  (E) effect any sale, lease, assignment, transfer, or other conveyance of all or substantially all of the assets of the Corporation or any of its subsidiaries, or any consolidation or merger involving the Corporation or any of its subsidiaries, except (i) merger with wholly-owned subsidiary of the Corporation, (ii) a mere reincorporation transaction, or (iii) a merger pursuant to which the Corporation is the surviving entity and the capitalization of the Corporation remains unchanged, or (iv) upon an election by the holders of Preferred Stock pursuant to Section 3(b) hereof;

                  (F) increase or decrease (other than by redemption or conversion) the total number of authorized shares of Preferred Stock (which shall not prohibit the increase or decrease by the Corporation of the total number of authorized shares of preferred stock); or

                  (G) effect any change in the rights or limitations of the Common Stock, or any recapitalization of the Corporation.

                  SECTION 7. REDEMPTION.

                  (A) REDEMPTION AT THE OPTION OF THE CORPORATION. Shares of Preferred Stock shall not be redeemable by the Corporation at any time prior to the second anniversary of the Original Issue Date. On and after the second (2nd) anniversary of the Original Issue Date, at the option of the Corporation, the Corporation may fix a date (the "Redemption Date") on which it shall redeem all (but not less than all) of the then outstanding shares of Preferred Stock by paying in cash, out of funds legally available therefor, to the holders thereof and in respect of each such share of Preferred Stock, the Redemption Price (as defined below), (i) at any time prior to the fifth anniversary of the Original Issue Date but only in the event that the average bid price of the Common Stock of the Corporation exceeds Nine Dollars ($9.00) per share (without giving effect to any stock splits, stock dividends or recapitalizations after the Original Issue Date), with respect to each of the twenty (20) consecutive Trading Days (as defined below) immediately preceding the date of the Redemption Notice (as defined in Section 7(b) below), or (ii) at any time after the fifth anniversary of the Original Issue Date. A holder of Preferred Stock may elect, by written notice delivered to the Corporation not less than ten (10) days prior to the Redemption Date, to waive its right to have redeemed all (but not less than all) of the shares of Preferred Stock held by such holder which are eligible to be redeemed on such Redemption Date, provided that on such Redemption Date each such share of Preferred Stock which is not redeemed shall be converted automatically into shares of Common Stock at the Conversion Price then in effect on such Redemption Date. The term "Trading Day" shall mean any day other than Saturday or Sunday on which national securities exchanges are open for trading and trades in Corporation Common Stock occur. The term "Redemption Price" shall mean an amount per share equal to (A) for any redemption pursuant to clause (i) above, the Preference Amount (determined as provided in Section 3(a) hereof); and (B) for any redemption pursuant to clause (ii) above, One Hundred Five Dollars ($105.00) plus an amount equal to all the accrued but unpaid Preferred Dividends (whether or not declared), and the amount equal to all interest, if any, on any Preferred Dividends in arrears, in each case to the Redemption Date.

                  (B) PROCEDURES FOR REDEMPTION OF PREFERRED STOCK. At least thirty (30) days but not more than forty-five (45) days prior to the Redemption Date the Corporation shall mail a written notice, first class postage prepaid, to each holder of record at the close of business on the business day preceding the day on which notice is given, of the Preferred Stock to be redeemed, at the address last shown on the records of the Corporation for such holder, notifying such holder of the redemption to be effected, specifying (i) that all shares of Preferred Stock shall be redeemed from such holder, (ii) the Redemption Date,
(iii) the Redemption Price, (iv) the place at which payment may be obtained, (v) advising such holder of its right to elect to waive its right to have all (but not less than all) such shares redeemed and that, if such election is made, such shares of Preferred Stock which are not redeemed shall be converted automatically into shares of Common Stock at the Conversion Price then in effect (setting forth such Conversion Price), and (vi) calling upon such holder to surrender to the Corporation, in the manner and at the place designated, its certificate or certificates representing the shares to be redeemed (the "Redemption Notice"). On or after the Redemption Date, each holder of Preferred Stock to be redeemed shall surrender to the Corporation the certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. From and after each Redemption Date, unless there shall have been a default in payment of the Redemption Price, any shares of Preferred Stock redeemed on such Redemption Date shall not be entitled to any further rights as Preferred Stock and shall not be deemed outstanding for any purpose. If the funds of the Corporation legally available for redemption of shares of Preferred Stock on any Redemption Date are insufficient to redeem the total number of shares of Preferred Stock to be redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of such shares ratably among the holders of such shares to be redeemed based upon the number of shares of Preferred Stock held by each such holder. The shares of Preferred Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Corporation are legally available for the redemption of shares of Preferred Stock such funds will be used immediately to redeem the balance of the shares which the Corporation has become obliged to redeem on any Redemption Date, but which it has not redeemed, it being understood that any such redemption shall not constitute a waiver by a holder of Preferred Stock of any rights derived from the failure to redeem on the Redemption Date.

                  SECTION 8. NO REISSUANCE OF CONVERTIBLE PREFERRED STOCK; STATUS OF STOCK. No share of Preferred Stock acquired by the Corporation by reason of redemption, purchase, conversion, or otherwise shall be reissued, and all such shares shall be restored to the status of authorized but unissued shares of preferred stock, without designation as to rights, limitations or preferences.

                  SECTION 9. NO DILUTION OR IMPAIRMENT. The Corporation will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, share exchange, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Preferred Stock set forth herein, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holders of the Preferred Stock against dilution or other impairment.

                  SECTION 10. NOTICES OF RECORD DATE. In the event of any:

                  (A) taking by the Corporation of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or any right to subscribe for, purchase, or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right; or

                  (B) capital reorganization of the Corporation, any reclassification or recapitalization of the capital stock of the Corporation, any merger, consolidation, or share exchange of the Corporation, or any transfer of all or substantially all the assets of the Corporation to any other corporation, or any other entity or person; or

                  (C) voluntary or involuntary dissolution, liquidation, or winding up the Corporation;

then and in each such event the Corporation shall mail or cause to be mailed to each holder of Preferred Stock a notice specifying (i) the record date for such dividend, distribution, or right and a description of such dividend, distribution, or right, (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, share exchange, dissolution, liquidation, or winding up is expected to become effective, and (iii) the time, if any, that is to be fixed as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, share exchange, dissolution, liquidation, or winding up. Such notice shall be mailed at least ten (10) days prior to the date specified in such notice on which such action is to be taken.

                                                                      Exhibit 23

                       CONSENT OF INDEPENDENT ACCOUNTANTS


          We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 of Berger Holdings, Ltd. (Commission File No. 33-64705) and the Registration Statement on Form S-3 of Berger Holdings, Ltd. (Commission File No. 333-15725) of our report dated February 13, 1998, which appears beginning on page F-1 of this Annual Report on Form 10-K of Berger Holdings, Ltd. for the year ended December 31, 1997.


                        /S/ GOLDENBERG ROSENTHAL FRIEDLANDER, LLP
                        Goldenberg Rosenthal Friedlander, LLP


     Jenkintown, Pennsylvania
     February 13, 1998