Form 10-Q
period 1998-03-31
BERGER HOLDINGS LTD
filed 1998-05-15
CIK 706777

03319810Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

             (Mark One)
                 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended March 31, 1998
                                        or
                 _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

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

  As of May 15, 1998, the Registrant had outstanding 5,362,013 shares of Common Stock, par value $0.01 per share.

                                BERGER HOLDINGS, LTD.

INDEX
                                                                        Page
PART I   FINANCIAL INFORMATION

        Item 1.  Condensed Consolidated
                  Balance Sheets at March 31, 1998
                  and December 31, 1997                                    3

                  Condensed Consolidated Statement of
                  Operations for the three month periods
                  ended March 31, 1998 and 1997                            5

                  Condensed Consolidated Statements
                  of Cash Flows for the three month periods
                  ended March 31, 1998 and 1997                            6

                  Notes to Condensed Consolidated
                  Financial Statements                                     8


        Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                                9


PART II   OTHER INFORMATION

        Item 1.  Legal Proceedings                                        12

        Item 2.  Changes in Securities                                    12

        Item 3.  Defaults Upon Senior Securities                          12

        Item 4.  Submission of Matters to a
                 Vote of Security Holders                                 12

        Item 5.  Other Information                                        12

        Item 6.  Exhibits and Reports on Form 8-K                         12

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

        ASSETS                                        March 31,    December 31,
                                                        1998          1997
                                                     -----------     -----------
Current Assets
    Cash                                             $    96,478     $ 4,411,347
    Trade accounts receivable, net of
       allowance for doubtful accounts
       of $30,000 in 1998 &
        $43,000 in 1997                                2,997,337       1,655,327
    Inventories (Note 2)                               4,717,082       2,652,466
    Prepaid and other assets                             434,768         372,721
    Deferred income taxes                                800,000         800,000
                                                     -----------     -----------
    Total current assets                               9,045,665       9,891,861
                                                     -----------     -----------

Other Assets
   Property and equipment, net (Note 3)                7,724,146       6,110,128
   Deferred income taxes                                 700,000         700,000
   Construction in progress, equipment
       deposits and other assets                       1,272,982         918,304
   Other assets                                        3,291,763         608,271
   Goodwill, net of accumulated
      amortization                                     6,515,546       1,522,649
                                                     -----------     -----------
   Total other assets                                 19,504,437       9,859,352
                                                     -----------     -----------
                                                     $28,550,102     $19,751,213
                                                     ===========     ===========

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,      December 31,
   LIABILITIES AND STOCKHOLDERS' EQUITY                         1998            1997
                                                             -----------     ------------

Current Liabilities
   Current maturities of long term debt
      and demand notes payable (Note 4)                      $    914,019    $    522,679
   Accounts payable                                             1,292,680         251,093
   Accrued expenses                                               957,136         462,023
                                                             ------------    ------------
   Total current liabilities                                    3,163,835       1,235,795

Long term debt, net of current
   maturities                                                  11,091,257       6,022,147
                                                             ------------    ------------
   Total liabilities                                           14,255,092       7,257,942
                                                             ------------    ------------


Shareholders' Equity
     Series A convertible
        Preferred stock, $.01 par value
              $4,000,000 liquidation value in 1998
              $2,500,000 liquidation value in 1997
        Authorized 5,000,000 shares
        Issued and outstanding 40,000 shares in 1998
                               25,000 shares in 1997                  400             250
     Common stock $.01 par value
        Authorized 20,000,000 shares
        Issued and outstanding 5,362,013 shares in 1998
                               5,228,973 shares in 1997            53,620          52,289

      Additional paid-in-capital                               21,516,231      19,562,462
      Deficit                                                  (6,767,325)     (6,613,814)
                                                             ------------    ------------
                                                               14,802,926      13,001,187
      Less common stock subscribed                               (507,916)       (507,916)
                                                             ------------    ------------
      Total shareholders' equity                               14,295,010      12,493,271
                                                             ------------    ------------
                                                             $ 28,550,102    $ 19,751,213
                                                             ============    ============

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended
                                                               March 31,
                                                         1998           1997
                                                     -----------    -----------
Net Sales                                            $ 7,014,455    $ 4,499,323
Cost of sales                                          5,789,081      3,542,523
                                                     -----------    -----------
Gross profit                                           1,225,374        956,800

Operating expenses
    Selling, administrative and general
     expenses                                          1,090,081        660,720
                                                     -----------    -----------
Income from operations                                   135,293        296,080
                                                     -----------    -----------
Other (expenses) income
    Interest expense                                    (308,094)      (138,775)
    Interest income                                          589          7,119
    Proceeds from insurance recovery                     118,701            -0-
                                                     -----------    -----------
                                                        (188,804)      (131,656)
                                                     -----------    -----------
Net income (loss)                                        (53,511)       164,424

Dividends on preferred stock                             100,000            -0-
                                                     -----------    -----------
Net income (loss) Attributable to Common Shares      ($  153,511)   $   164,424
                                                     ===========    ===========


Basic (loss) earnings per share                      ($      .03)   $       .03
                                                     ===========    ===========
Weighted average common shares outstanding             5,356,561      4,942,533
                                                     ===========    ===========

Fully diluted (loss) earnings per share              ($      .03)   $       .03
                                                     ===========    ===========
Weighted average common shares outstanding             5,356,561      4,942,533
     Add:  effect of vested and non-vested
dilutive securities                                    1,390,240            -0-
     Add:  effect of convertible preferred shares        941,177            -0-
                                                     -----------    -----------
Diluted weighted average common shares outstanding     7,687,978      4,942,533
                                                     ===========    ===========

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                  March 31,
                                                            1998            1997
                                                        -----------     ------------
Cash flows from operating activities
    Net income (loss)                                   ($    53,511)   $    164,424
                                                        ------------    ------------
    Adjustments to reconcile net income (loss)
      to net cash used in operating
      activities
         Depreciation and amortization                       380,105         173,292
         Decrease in accounts receivable allowance           (13,000)            -0-

    (Increase) decrease in assets, net of the effects
    of an acquisition
        Accounts receivable                               (1,329,010)       (404,399)
         Inventories                                         327,533        (316,882)
        Other current and long-term assets                  (888,183)         (9,747)
        Increase in liabilities
        Accounts payable and accrued expenses              1,536,700         137,943
                                                        ------------    ------------
    Total adjustments                                         14,145        (419,793)
                                                        ------------    ------------
Net cash used in operating activities                        (39,366)       (255,369)
                                                        ------------    ------------
Cash flows from investing activities
    Acquisition of property and equipment                   (212,203)       (254,325)
    Payment for acquisitions                             (10,000,000)       (900,618)
                                                        ------------    ------------
Net cash used in investing activities                    (10,212,203)     (1,154,943)
                                                        ------------    ------------

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                 March 31,
                                                            1998           1997
                                                         ----------     ----------
Cash flows from financing activities
    Dividends paid                                       ($  100,000)         $ -0-
    Proceeds from working capital line                     3,612,390        610,225
    Proceeds from equipment term loan                        648,668            -0-
    Proceeds from long term debt net of issuance costs       339,527            -0-
    Loan and mortgage repayments                             (19,135)       (19,399)
    Net proceeds from issuance of stock                    1,455,250         32,031
                                                         -----------    -----------
Net cash provided by financing activities                  5,936,700        622,857
                                                         -----------    -----------
Net decrease in cash                                      (4,314,869)      (787,455)

Cash, beginning of period                                  4,411,347      1,236,709
                                                         -----------    -----------
Cash, end of period                                      $    96,478    $   449,254
                                                         ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

        Cash paid during the period for
          Interest                                          $308,094       $138,775

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

The Company purchased Benjamin Obdyke, Inc.'s roof drainage division for a combination of cash, common stock, and subordinated debt totaling $11,379,000. In connection with the acquisition, the following assets were acquired and liabilities incurred:

                Inventory                                $ 2,392,149
                Equipment and dies                         1,401,815
                Goodwill and other intangible assets       7,585,036
                Cash paid for assets                     (10,000,000)
                Value assigned to common stock              (500,000)
                                                         ------------
                Liabilities incurred                     $   879,000
                                                         ===========

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

Note 2.   Inventories:
        Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").
        Components of inventories at March 31, 1998 and December 31, 1997 consist of the following:

                            March 31, 1998  December 31, 1997

        Raw materials         $ 2,430,830    $ 1,422,501
        Finished goods          2,219,644      1,215,959
        Packaging materials
         and supplies            112,608         60,006
        Less provision for
        Obsolescence              (46,000)       (46,000)
                              -----------    -----------
                              $ 4,717,082    $ 2,652,466
                              ===========    ===========

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

Note 4.   Refinancing

        On January 2, 1998 the term of the Working Capital Loan (as defined below) was extended for an additional three years to December 31, 2000. Concurrently, the Working Capital Loan was increased to $7,000,000 to help fund an acquisition, more fully described below, which occurred in January 1998. The Term Loan was also increased to $1,960,000 at such time.


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

     Sales for the three month period ended March 31, 1998 (the "Current Quarter"), were $7,014,455, an increase of 55.9% , or $2,515,132, as compared to $4,499,323 for the three month period ended March 31, 1997 (the "Comparable Quarter"). Such increase was primarily due to the acquisition of Obdyke's roof drainage division.

     During the Current Quarter, the Company reported a net loss of $53,511 on net sales of $7,014,455. This compares to net income of $164,424 on net sales of $4,499,323 for the Comparable Quarter. Lower sales margins, along with increased amortization, interest expense and costs associated with an acquisition in the Current Quarter offset revenue gains resulting in the current period loss.

     Income from continuing operations in the Current Quarter was $135,293 versus $296,080 in the Comparable Quarter, a decrease of 54.3%, which primarily can be attributed to lower sales margins, interest expense, amortization and costs associated with an acquisition in the Current Quarter.

     Cost of Sales were $5,789,081 in the Current Quarter compared to $3,542,523 in the Comparable Quarter. As a percentage of net sales, Cost of Sales increased to 82.5% in the Current Quarter from 78.7% in the Comparable Quarter. The percentage increase in Cost of Sales is attributable to the change in product mix due to the Obdyke Acquisition.

        Selling, general and administrative expenses were $1,090,081 in the Current Quarter as compared to $660,720 in the Comparable Quarter. This increase in expenses is primarily due to additional salaries, sales commissions and advertising expenses to support the Obdyke Acquisition (as defined below). As a percentage of net sales, selling, general and administrative expenses increased to 15.5% in the Current Quarter, compared to 14.7% in the Comparable Quarter


Liquidity and Capital Resources

        On January 2, 1998, the Company consummated the acquisition (the "Obdyke Acquisition") of the Roof Drainage Division (the "Acquired Division") of its major competitor, Benjamin Obdyke, Inc. ("Obdyke"). Sales for the Acquired Division totaled $19,700,000 in 1997. The total cost of the Obdyke Acquisition was $11,379,000, of which $10,000,000 was paid in cash at closing. The balance was satisfied by issuing 125,000 shares of the Common Stock and an $879,000 note which is repayable over a two-year period. In addition, the Company issued to the seller a warrant to purchase 50,000 shares of the Common Stock. These warrants can be exercised over a one-year period at a price of $4.25 per share. The assets purchased from Obdyke included $1,401,815 of equipment and dies and $2,392,149 of inventory. The remaining $7,585,036 of the purchase price has been assigned to intangible assets, which include non-compete agreements, customer lists and goodwill. The Obdyke Acquisition was funded in part through the issuance of 40,000 shares of the Company's Series A Convertible Preferred Stock at $100 per share, $2,500,000 of 12.25% 5 year debentures due quarterly and an increase in the credit facility with Summit Bank (the "Working Capital Loan") by $4,160,000. A portion of the proceeds from these financings was also used for other corporate purposes.

        At March 31, 1998, working capital was $5,881,830, resulting in a ratio of current assets to current liabilities of 2.86 to 1, as compared to working capital of $8,656,066 and a ratio of 8.00 to 1 at December 31, 1997. This decline in working capital can be attributed to the $4.3 million in cash received on December 31, 1997 from Tandem Capital, which was used in large part in the Obdyke Acquisition.

        Current liabilities at March 31, 1998 totaled $3,163,835, consisting primarily of $2,249,816 in accounts payable and accrued expenses and $914,019 in current maturities of long-term debt. At December 31, 1997, total current liabilities were $1,235,795 consisting primarily of $713,116 in accounts payable and accrued expenses and $522,679 in current maturities of long-term debt.

        On March 31 1998, the Company had shareholders' equity of $14,295,010 as compared to $12,493,271 on December 31, 1997. The increase is attributable to the following:
              Issuance of preferred stock              $ 1,500,000
              Issuance of common stock                     500,000
              Less cost of raising capital                 (44,750)
              Less dividends paid on preferred stock      (100,000)
              Less net loss for current period             (53,511)
                                                       -----------
                                                       $ 1,801,739
                                                       ===========

        Cash used in operating activities for the Current Quarter was ($39,366) as compared to ($255,369) used in the Comparable Quarter. This slight change in cash used in the Current Period was a result of the acquisition in the Current Quarter.

        Net cash used in investing activities totaled ($10,212,203) in the Current Quarter as compared to ($1,154,943) used in the Comparable Quarter due to the Obdyke Acquisition.

        Net cash provided by financing activities was $5,936,700 in the Current Quarter, due to the Obdyke Acquisition, compared to $622,857 provided in the Comparable Quarter. The availability under the Working Capital Loan as of March 31, 1998 was approximately $1,940,000.

                          PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

        None.

Item 2 - Changes in Securities.

        On January 2, 1998 the Company consummated the sale of 15,000 shares of its Series A Convertible Preferred Stock to Argosy Investment Partners. The consideration for such shares was $1,500,000. Such shares are convertible into Common Stock in accordance with the conversion ratio set forth in the Statement with Respect to Shares of the Company attached as Exhibit 3(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission. The sale of such shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3 - Defaults Upon Senior Securities.

        None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

        None.

Item 5 - Other Information.

        Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

        The Company filed a Form 8-K with the Securities and Exchange Commission on January 20, 1998, reporting items 2 and 7 of Form 8-K. The Form 8-K was amended by a Form 8-K/A filed with the Commission on March 18, 1998, containing financial statements of the Acquired Division for the years ended December 31, 1997, 1996 and 1995 and as of December 31, 1997 and 1996, as well as certain pro forma information regarding the Company.

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

                                Date:  May 15, 1998