Form 10-Q
period 1998-06-30
BERGER HOLDINGS LTD
filed 1998-08-11
CIK 706777

6309810Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                       or
               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-12362

                              Berger Holdings, Ltd.
             (Exact Name of Registrant as Specified in its Charter)

                          Pennsylvania                  23-2160077
                  (State or Other Jurisdiction       (I.R.S. Employer
            of Incorporation or Organization)       Identification Number)

          805 Pennsylvania Boulevard, Feasterville,PA     19053
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

                As  of  July  31,  1998,   the   Registrant  had
           outstanding 5,370,113 shares of its common stock, par value $0.01 per share (the "Common Stock").

                                    BERGER HOLDINGS, LTD.

INDEX
                                                                Page
PART I   FINANCIAL INFORMATION

 Item 1.    Condensed Consolidated
            Balance Sheets at June 30, 1998
            and December 31, 1997                                 3

            Condensed Consolidated Statement of
            Operations for the three month periods
            ended June 30, 1998 and 1997                          5

            Condensed Consolidated Statement of
            Operations for the six month periods
            ended June 30, 1998 and 1997                          6

            Condensed Consolidated Statements
            of Cash Flows for the six month periods
            ended June 30, 1998 and 1997                          7

            Notes to Condensed Consolidated
            Financial Statements                                  9

 Item 2.    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                            10

PART II   OTHER INFORMATION

 Item 1.    Legal Proceedings                                    13

 Item 2.    Changes in Securities and Use of Proceeds            13

 Item 3.    Defaults Upon Senior Securities                      13

 Item 4.    Submission of Matters to a
            Vote of Security Holders                             13

 Item 5.    Other Information                                    13

 Item 6.    Exhibits and Reports on Form 8-K                     13

SIGNATURES                                                       14

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

         ASSETS                             June 30,    December 31,
                                             1998          1997
                                          -----------   -----------
Current Assets
    Cash                                  $   174,009   $ 4,411,347
    Trade accounts receivable, net of
       allowance for doubtful accounts
       of $30,000 in 1998 &
       $43,000 in 1997                      4,421,237     1,655,327
    Inventories (Note 2)                    4,403,182     2,652,466
    Prepaid and other assets                  455,799       372,721
    Deferred income taxes                     800,000       800,000
                                          -----------   -----------
    Total current assets                   10,254,227     9,891,861
                                          -----------   -----------

Other Assets
   Property and equipment, net (Note 3)     9,663,453     6,110,128
   Deferred income taxes                      700,000       700,000
   Construction in progress, equipment
      deposits and other assets               187,092       918,304
   Other assets                             3,291,690       608,271
   Goodwill, net of accumulated
      amortization                          6,423,442     1,522,649
                                          -----------   -----------
   Total other assets                      20,265,677     9,859,352
                                          -----------   -----------
                                          $30,519,904   $19,751,213
                                          ===========   ===========

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                               June 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY             1998          1997
                                            -------------  -------------
Current Liabilities
 Current maturities of long term debt
  and demand notes payable                 $    1,169,766   $    522,679
 Accounts payable                               1,576,243        251,093
 Accrued expenses                               1,369,344        462,023
                                             ------------   ------------
 Total current liabilities                      4,115,353      1,235,795

Long term debt, net of current
 maturities                                    11,618,492      6,022,147
                                             ------------   ------------
 Total liabilities                             15,733,845      7,257,942
                                             ------------   ------------


Shareholders' Equity
 Series A convertible
  Preferred stock, $.01 par value
     $4,000,000 liquidation value in 1998
     $2,500,000 liquidation value in 1997
  Authorized 5,000,000 shares
  Issued and outstanding 40,000 shares in 1998
                         25,000 shares in 1997
                                                      400            250
 Common stock $.01 par value
  Authorized 20,000,000 shares
  Issued and outstanding 5,370,113 shares in 1998
                         5,228,973 shares in 1997 53,7017         52,289

  Additional paid-in-capital                   21,529,076     19,562,462
  Deficit                                      (6,314,202)    (6,613,814)
                                             ------------   ------------
                                               15,268,975     13,001,187
  Less common stock subscribed                   (482,916)      (507,916)
                                             ------------   ------------
 Total shareholders' equity                    14,786,059     12,493,271
                                             ------------   ------------
                                             $ 30,519,904   $ 19,751,213
                                             ============   ============

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Three Months Ended
                                                                     June 30
                                                               1998          1997
                                                           -----------    -----------
  Net Sales                                                $ 9,739,325    $ 5,514,006
  Cost of sales                                              7,781,199      4,172,650
                                                           -----------    -----------
  Gross profit                                               1,958,126      1,341,356

  Operating expenses
      Selling, administrative and general
       expenses                                              1,085,288        755,966
                                                           -----------    -----------
  Income from operations                                       872,838        585,390
                                                           -----------    -----------
  Other (expenses) income
      Interest expense                                        (321,051)      (147,455)
      Interest income                                            1,336          3,397
                                                           -----------    -----------
                                                              (319,715)      (144,058)
                                                           -----------    -----------
  Income from continuing operations                            553,123        441,332
      before income tax benefit
         Income tax benefit                                        -0-        200,000
                                                           -----------    -----------
  Net income                                                   553,123        641,332
                                                           -----------    -----------
  Dividends on preferred stock                                 100,000            -0-
                                                           -----------    -----------
  Net income attributable to common shares                     453,123        641,332
                                                           ===========    ===========

  Basic earnings per share                                 $      0.08    $      0.13
                                                           ===========    ===========
      Weighted average common shares outstanding             5,368,454      5,019,044
                                                           ===========    ===========
  Diluted earnings per share                               $      0.07    $      0.10
                                                           ===========    ===========
      Weighted average common shares outstanding             5,368,454      5,019,044
      Add: effect of vested and non-vested
            dilutive securities                              1,396,992      1,542,712
      Add: effect of convertible preferred shares              941,177            -0-
                                                           -----------    -----------
      Diluted weighted average common shares outstanding     7,706,623      6,561,756
                                                           ===========    ===========

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Six Months Ended
                                                                    June 30
                                                                 1998           1997
                                                           ------------    ------------
  Net Sales                                                $ 16,753,779    $ 10,013,329
  Cost of sales                                              13,570,278       7,715,173
                                                           ------------    ------------
  Gross profit                                                3,183,501       2,298,156
  Operating expenses
      Selling, administrative and general
      expenses                                                2,175,369       1,416,686
                                                           ------------    ------------
  Income from operations                                      1,008,132         881,470
                                                           ------------    ------------
  Other (expenses) income
      Interest expense                                         (629,146)       (286,230)
      Interest income                                             1,925          10,516
      Proceeds from insurance recovery                          118,701             -0-
                                                           ------------    ------------
                                                               (508,520)       (275,714)
                                                           ------------    ------------
  Income from continuing operations
      before income tax benefit                                 499,612         605,756
         Income tax benefit                                         -0-         200,000
                                                           ------------    ------------
  Net income                                                    499,612         805,756
                                                           ------------    ------------
  Dividends on preferred stock                                  200,000             -0-
                                                           ------------    ------------
  Net income attributable to common shares                 $    299,612    $    805,756
                                                           ============    ============

  Basic earnings per share                                 $       0.06    $       0.16
                                                           ============    ============
      Weighted average common shares outstanding              5,362,540       4,981,017
                                                           ============    ============
  Diluted earnings per share                               $       0.06    $       0.12
                                                           ============    ============
      Weighted average common shares outstanding              5,362,540       4,981,017
      Add: effect of vested and non-vested
            dilutive securities                               1,396,992       1,599,047
      Add: effect of convertible preferred shares               941,177             -0-
                                                           ------------    ------------
      Diluted weighted average common shares outstanding      7,700,709       6,580,064
                                                           ============    ============

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                   June 30
                                                             1998             1997
                                                          ------------    ------------
  Cash flows from operating activities
      Net Income                                          $    499,612    $    805,756
                                                          ------------    ------------
      Adjustments to reconcile net income
        to net cash provided by (used in)
        operating activities
           Deferred income tax                                     -0-        (200,000)
           Depreciation and amortization                       781,520         364,696
           Decrease in accounts receivable allowance           (13,000)            -0-

      (Increase) decrease in assets, net of the effects
      of an acquisition
           Accounts receivable                              (2,752,910)     (1,078,851)
           Inventories                                         641,433        (564,422)
           Other current and long-term assets                 (132,562)        (70,857)
      (Decrease) increase in liabilities
          Accounts payable and accrued expenses              2,232,471         218,701
                                                          ------------    ------------
      Total adjustments                                        756,952      (1,330,733)
                                                          ------------    ------------
  Net cash provided by (used in) operating activities        1,256,564        (524,977)
                                                          ------------    ------------
  Cash flows from investing activities
      Acquisition of property and equipment                 (2,151,510)       (426,158)
      Payment for acquisitions                             (10,000,000)       (900,618)
                                                          ------------    ------------
  Net cash used in investing activities                    (12,151,510)     (1,326,776)
                                                          ------------    ------------

                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Six Months Ended
                                                        June 30
                                                   1998          1997
                                               -------------  -------------
  Cash flows from financing activities
      Dividends paid                           ($  200,000)   $       -0-
      Net Proceeds from working capital line     2,864,238        819,092
      Net Proceeds from equipment term loan        550,668            -0-
      Proceeds from long term debt               1,986,100            -0-
      Repayments of long term debt                 (36,574)        37,850
      Net proceeds from issuance of stock        1,468,176         21,926
      Proceeds from stock subscribed                25,000            -0-
                                               -----------    ------------
  Net cash provided by financing activities      6,657,608        878,868
                                               -----------    ------------
  Net decrease in cash                          (4,237,338)      (972,885)

  Cash, beginning of period                      4,411,347      1,236,709
                                               -----------    ------------
  Cash, end of period                          $   174,009    $   263,824
                                               ===========    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION

         Cash paid during the period for
           Interest                               $629,146       $286,230


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES:

   The Company purchased Benjamin Obdyke, Inc.'s roof drainage division for a combination of cash, common stock, and subordinated debt totaling $11,379,000. In connection with the acquisition, the following assets were acquired and liabilities incurred:

       Inventory                               $ 2,392,149
       Equipment and dies                        1,401,815
       Goodwill and other intangible assets      7,585,036
       Cash paid for assets                    (10,000,000)
       Value assigned to common stock             (500,000)
                                               ------------
       Liabilities incurred                    $   879,000
                                               ============

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


Note 2.   Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

         Components of inventories at June 30, 1998 and December 31, 1997 consist of the following:


                                     June 30, 1998       December 31, 1997
                                   ----------------     ------------------

         Raw materials              $2,160,248              $1,422,501
         Finished goods              2,145,242               1,215,959
         Packaging materials
           and supplies                143,692                  60,006
         Less provision for
         Obsolescence                  (46,000)                (46,000)
                                    ------------            -----------
                                    $4,403,182              $2,652,466
                                    ============            ===========

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

         Sales for the three month period ended June 30, 1998 (the "Current Quarter") were $9,739,325, an increase of 76.6%, or $4,225,319, as compared to $5,514,006 for the three month period ended June 30, 1997 (the "Comparable
Quarter"). This increase was primarily due to the acquisition of Benjamin Obdyke, Inc.'s roof drainage division (the "Obdyke Acquisition").

         During the Current Quarter, the Company reported net income of $553,123 on net sales of $9,739,325, as compared to net income of $641,332 (which included a $200,000 tax benefit) on net sales of $5,514,006 for the Comparable Quarter. Reduced sales margins due to a change in product sales mix, along with increased depreciation, amortization and interest expense, offset revenue gains.

         Income from continuing operations in the Current Quarter was $553,123 versus $441,332 in the Comparable Quarter, an increase of 25.3%, which primarily can be attributed to the accretive value of economies of scale from the Obdyke Acquisition.

         Cost of Sales were $7,781,199 in the Current Quarter as compared to $4,172,650 in the Comparable Quarter. As a percentage of net sales, Cost of Sales increased to 79.9% in the Current Quarter from 75.7% in the Comparable Quarter. This increase is attributable to reduced sales margins due to a change in product sales mix created by the Acquired Division (as defined below).

         Selling, general and administrative expenses were $1,085,288 in the Current Quarter as compared to $755,966 in the Comparable Quarter. This increase in expenses was primarily due to additional costs incurred in order to support the business growth provided by the Obdyke Acquisition. As a percentage of net sales, selling, general and administrative expenses decreased to 11.1% in the Current Quarter, as compared to 13.7% in the Comparable Quarter, which reflects the accretive value of economies of scale.

         Sales for the six  month  period  ended  June 30,  1998  (the  "Current
Half"), were $16,753,779, an increase of 67.3%, or $6,740,450, as compared to $10,013,329 for the six month period ended June 30, 1997 (the "Comparable Half). This increase was primarily due to the Obdyke Acquisition.

         Net income for the Current Half was $499,612 as compared to $805,756 in the Comparable Half. In 1997, the deferred tax asset valuation account was reduced in excess of the current tax provision resulting in a $200,000 net tax benefit (see below), in both the Quarter and the Half.

         The following sets forth the provision for income taxes for the six months ended June 30:

                                                1998             1997
                                                ----             ----
      Current, federal and state
           at statutory rates                 $200,000         $240,000
      Deferred, reduction of
           valuation allowance                (200,000)        (440,000)
                                            -------------    -------------
      Tax benefit                             $     -0-       ($200,000)
                                            =============    =============

         Selling, general and administrative expenses in the Current Half were $2,175,369, or 12.9% of sales, as compared to $1,416,686, or 14.1% of sales, in the Comparable Half. This reduction in percentage was due mainly to the accretive value of economies of scale.



Liquidity and Capital Resources

         On January 2, 1998, the Company consummated the acquisition of the Roof Drainage Division (the "Acquired Division") of its major competitor, Benjamin Obdyke, Inc. ("Obdyke"). Sales for the Acquired Division totaled $19,700,000 in 1997. The total cost of the Obdyke Acquisition was $11,379,000, of which $10,000,000 was paid in cash at closing. The balance was satisfied by issuing 125,000 shares of the Common Stock and an $879,000 note which is repayable over a two-year period. In addition, the Company issued to the seller a warrant to purchase 50,000 shares of Common Stock. This warrant can be exercised over a two-year period at a price of $4.4175 per share. The assets purchased from Obdyke included $1,401,815 of equipment and dies and $2,392,149 of inventory. The remaining $7,585,036 of the purchase price has been assigned to intangible assets, which include non-compete agreements, customer lists and goodwill. The Obdyke Acquisition was funded in part through the issuance of 40,000 shares of the Company's Series A Convertible Preferred Stock at $100 per share (convertible at $4.25), $2,500,000 of 12.25% five-year subordinated debentures, with 300,000 warrants attached exercisable at $4.25, due quarterly and an increase in the credit facility with Summit Bank (the "Working Capital Loan") by $4,160,000. A portion of the proceeds from these financings was also used for other corporate purposes.

         At June 30, 1998, working capital was $6,138,874, resulting in a ratio of current assets to current liabilities of 2.49 to 1, as compared to working capital of $8,656,066 (including $4.5 million in cash earmarked for the January 2, 1998 acquisition) and a ratio of 8.00 to 1 at December 31, 1997.



         Current liabilities at June 30, 1998 totaled $4,115,353, consisting primarily of $2,945,587 in accounts payable and accrued expenses and $1,169,766 in current maturities of long-term debt. At December 31, 1997, total current liabilities were $1,235,795, consisting primarily of $713,116 in accounts payable and accrued expenses and $522,679 in current maturities of long-term debt. The increase is primarily due to the seasonality of the business and the expansion resulting from the Obdyke acquisition.


         At June 30 1998, the Company had shareholders' equity of $14,786,059, as compared to $12,493,271 at December 31, 1997. The increase is attributable to the following:
      Issuance of preferred stock                $1,500,000
      Issuance of common stock                      524,985
      Less cost of raising capital                  (56,809)
      Less dividends paid on preferred stock       (200,000)
      Reduction of stock subscribed                  25,000
      Net income for current period                 499,612
                                                ---------------
                                                 $2,292,788
                                                ===============

         Cash provided by operating activities for the Current Half was $1,256,564 as compared to $524,977 used in operating activities in the Comparable Half. The difference between periods is primarily due to the Company's net increases in sales, accounts receivable, inventory and accounts payable occurring from the Obdyke Acquisition.



         Net cash used in investing activities totaled $12,151,510 in the Current Half, as compared to $1,326,776 used in the Comparable Half, primarily due to the Obdyke Acquisition in 1998 and the acquisition of all of the common stock of Real-Tool Inc.
in February, 1997.



         Net cash provided by financing activities was $6,657,608 in the Current Half, due to the Obdyke acquisition, as compared to $878,868 provided in the Comparable Half. The unused credit line as of June 30, 1998 was approximately $2,688,086.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

         None.

Item 2 - Changes in Securities and Use of Proceeds.

         None.

Item 3 - Defaults Upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

         The Company's 1998 Annual Meeting of Shareholders (the "Meeting") was held on June 17, 1998 at the Company's headquarters in Feasterville, Pennsylvania. At the Meeting, Paul L. Spiese, III and Larry Falcon were re-elected as directors of the company, with terms to expire in the year 2001 or until their successors in office have been duly elected and qualified. With regard to Mr. Spiese, 4,696,707 votes were cast in favor of his election, zero against and 45,387 abstained. With regard to Mr. Falcon, 4,416,773 votes were cast in favor of his election, zero against and 325,321 abstained.

         The following directors have terms of office that continued after the Meeting: Joseph F. Weiderman, Jacob I. Haft, M.D., Theodore A. Schwartz, Dr. Irving Kraut, John P. Kirwin, III and Jay Seid.

         The proposal to amend the Company's 1996 Stock Incentive Plan (the "Plan") was also approved. The amendments to the Plan included amendments to (i) redesignate the Plan (which had previously been designated as the Berger Holdings, Ltd. 1996 Non-Qualified Stock Incentive Plan) as the Berger Holdings, Ltd. 1996 Stock Incentive Plan", (ii) expand the class of persons eligible to participate in the Plan to include officers and directors of the Company and certain consultants and advisors to the Company and its affiliates, (iii) increase the number of shares of Common Stock available for grants of options under the Plan from 75,000 shares to 1,000,000 shares, (iv) permit grants of "incentive stock options" (as that term is defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"); (v) increase the maximum number of shares issuable to one employee in one calendar year from 20,000 to 100,000; and (vi) permit grants of options under the terms of the Plan such that income attributable to their exercise may be characterized as "performance-based compensation" as that term is used for purposes of Code Section 162(m).

         With regard to the proposal to amend the Plan, 4,297,060 votes were cast in favor, 295,630 against and 37,245 abstained.

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

                                    Date:  August 11, 1998