Form 10-Q
period 1998-09-30
BERGER HOLDINGS LTD
filed 1998-11-13
CIK 706777

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                       or
               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                As of October 31, 1998, the Registrant had outstanding 5,370,613 shares of its common stock, par value $0.01 per share (the "Common Stock").

                                    BERGER HOLDINGS, LTD.

INDEX
                                                                       Page
PART I   FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance
                  Sheets at September 30, 1998 and
                  December 31, 1997                                      3

                  Condensed Consolidated Statement of
                  Operations for the three month periods
                  ended September 30, 1998 and 1997                      5

                  Condensed Consolidated Statement of
                  Operations for the nine month periods
                  ended September 30, 1998 and 1997                      6

                  Condensed Consolidated Statement
                  of Cash Flows for the nine month periods
                  ended September 30, 1998 and 1997                      7

                  Notes to Condensed Consolidated
                  Financial Statements                                   9

         Item 2.  Management's Discussion and
                  Analysis of Financial Condition
                  and Results of Operations                             10

PART II   OTHER INFORMATION

         Item 1.  Legal Proceedings                                     14

         Item 2.  Changes in Securities and Use of Proceeds             14

         Item 3.  Defaults Upon Senior Securities                       14

         Item 4.  Submission of Matters to a Vote of
                  Security Holders                                      14

         Item 5.  Other Information                                     14

         Item 6.  Exhibits and Reports on Form 8-K                      14

SIGNATURES                                                              15

                                    BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                  ASSETS                             September 30,   December 31,
                                                         1998           1997
                                                     ------------   -------------
Current Assets
     Cash                                             $   304,390    $ 4,411,347
     Trade accounts receivable, net of
       allowance for doubtful account of
       $30,000 in 1998 & $43,000 in 1997                4,295,737      1,655,327
     Inventories (Note 2)                               5,973,076      2,652,466
     Prepaid and other assets                             379,672        372,721
     Deferred income taxes                              1,000,000        800,000
                                                      -----------    -----------

    Total current assets                               11,952,875      9,891,861

Other Assets
     Property and equipment, net (Note 3)               9,603,590      6,110,128
     Deferred income taxes                                432,887        700,000
     Construction in progress, equipment
       deposits and other assets                          270,416        918,304
     Other assets                                       3,231,592        608,271
     Goodwill, net of accumulated amortization          6,331,339      1,522,649
                                                      -----------    -----------

     Total other assets                                19,869,824      9,859,352
                                                      -----------    -----------

     Total Assets                                     $31,822,699    $19,751,213
                                                      ===========    ===========

                                BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                CONDENSED CONSOLIDATED BALANCE SHEETS

  LIABILITIES AND STOCKHOLDERS' EQUITY              September 30,   December 31,
                                                      1998              1997
                                                  --------------- --------------
Current Liabilities
     Current maturities of long term debt and
       demand notes payable                        $  1,172,403    $    522,679
     Accounts payable                                 1,751,519         251,093
     Accrued expenses                                 1,380,460         462,023
                                                   ------------    ------------

     Total current liabilities                        4,304,382       1,235,795

Long term debt, net of current maturities            12,236,827       6,022,147
                                                   ------------    ------------

     Total liabilities                               16,541,209       7,257,942


Shareholders' Equity
     Series A convertible
       Preferred stock, $.01 par value
         $4,000,000 liquidation value in 1998
         $2,500,000 liquidation value in 1997
       Authorized 5,000,000 shares
       Issued and outstanding
         40,000 shares in 1998                              400             250
         25,000 shares in 1997

     Common stock $.01 par value
       Authorized 20,000,000 shares
       Issued and outstanding
         5,370,613 shares in 1998                        53,706          52,289
         5,228,973 shares in 1997

       Additional paid-in-capital                    21,529,945      19,562,462
       Deficit                                       (5,819,645)     (6,613,814)
                                                   ------------    ------------

                                                     15,764,406      13,001,187

       Less common stock subscribed                    (482,916)       (507,916)
                                                   ------------    ------------

     Total shareholders' equity                      15,281,490      12,493,271
                                                   ------------    ------------

     Total liabilities and shareholders' equity    $ 31,822,699    $ 19,751,213
                                                   ============    ============

                                                  BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three Months Ended September 30,
                                                                   1998             1997
                                                                -----------     ------------

Net sales                                                       $ 10,273,223    $  5,878,929
Cost of sales                                                      8,146,481       4,552,603
                                                                ------------    ------------

Gross profit                                                       2,126,742       1,326,326

Operating expenses
     Selling, administrative and general expenses                  1,150,559         729,029
                                                                ------------    ------------

Income from operations                                               976,183         597,297

Other (expenses) income
     Interest expense                                               (317,610)       (192,070)
     Interest income                                                   3,096           3,222
                                                                ------------    ------------

                                                                    (314,513)       (188,848)
                                                                ------------    ------------

Income from continuing operations before provision for
       Income taxes and income tax benefit                           661,670         408,449
     Provision for income taxes                                      (67,113)              0
     Income tax benefit                                                    0         250,000
                                                                ------------    ------------

Net income                                                           594,557         658,449
                                                                ------------    ------------

Dividends on preferred stock                                         100,000               0
                                                                ------------    ------------

Net income attributable to common shares                        $    494,557    $    658,449
                                                                ============    ============

Basic earnings per share                                        $       0.09    $       0.13
                                                                ============    ============

     Weighted average common shares outstanding                    5,370,548       5,075,886
                                                                ============    ============

Diluted earnings per share                                      $       0.08    $       0.10
                                                                ============    ============

     Weighted average common shares outstanding                    5,370,548       5,075,886
     Add: effect of vested and non-vested dilutive securities      1,178,572       1,485,679
     Add: effect of convertible preferred shares                     941,177               0
                                                                ------------    ------------

     Diluted weighted average common shares outstanding            7,490,297       6,561,565
                                                                ============    ============

                                                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Nine Months Ended September 30,
                                                                    1998            1997
                                                                ------------    ------------

Net sales                                                       $ 27,027,002    $ 15,892,258
Cost of sales                                                     21,716,761      12,267,776
                                                                ------------    ------------

Gross profit                                                       5,310,241       3,624,482

Operating expenses
     Selling, administrative and general expenses                  3,325,927       2,148,835
                                                                ------------    ------------

Income from operations                                             1,984,314       1,475,647

Other (expenses) income
     Interest expense                                               (946,755)       (478,300)
     Interest income                                                   5,021          13,738
     Proceeds from insurance recovery                                118,701               0
                                                                ------------    ------------

                                                                    (823,032)       (464,562)
                                                                ------------    ------------

Income from continuing operations before provision for
       Income taxes and income tax benefit                         1,161,282       1,011,085
     Provision for income taxes                                      (67,113)              0
     Income tax benefit                                                    0         450,000
                                                                ------------    ------------

Net income                                                         1,094,169       1,461,085
                                                                ------------    ------------

Dividends on preferred stock                                         300,000               0
                                                                ------------    ------------

Net income attributable to common shares                        $    794,169    $  1,461,085
                                                                ============    ============

Basic earnings per share                                        $       0.15    $       0.29
                                                                ============    ============

     Weighted average common shares outstanding                    5,365,239       5,012,987
                                                                ============    ============

Diluted earnings per share                                      $       0.14    $       0.22
                                                                ============    ============

     Weighted average common shares outstanding                    5,365,239       5,012,987
     Add: effect of vested and non-vested dilutive securities      1,325,716       1,501,011
     Add: effect of convertible preferred shares                     941,177               0
                                                                ------------    ------------

     Diluted weighted average common shares outstanding            7,632,132       6,513,998
                                                                ============    ============

                                                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended September 30,
                                                             1998           1997
                                                         ------------    ------------

Cash flows from operating activities
     Net income                                          $  1,094,169    $  1,461,085
                                                         ------------    ------------

     Adjustments to reconcile net income to net cash
       provided by operating activities
         Deferred income tax                                   67,113        (450,000)
         Depreciation and amortization                      1,205,638         562,249
         Decrease in accounts receivable allowance            (13,000)              0

     Increase in assets, net of the effects
       of an acquisition
         Accounts receivable                               (2,627,410)     (1,151,582)
         Inventories                                         (928,461)       (423,403)
         Other current and long-term assets                  (411,675)       (283,701)
     Increase in liabilities
         Accounts payable and accrued expenses              2,418,864         342,653
                                                         ------------    ------------

     Total adjustments                                       (288,931)     (1,403,784)
                                                         ------------    ------------

Net cash provided by operating activities                     805,238          57,301
                                                         ------------    ------------

Cash flows from investing activities
     Acquisition of property and equipment                 (2,091,649)       (595,310)
     Payment for acquisitions                             (10,000,000)       (900,618)
                                                         ------------    ------------

Net cash used in investing activities                     (12,091,649)     (1,495,928)
                                                         ------------    ------------

Cash flows from financing activities
     Dividends paid                                          (300,000)              0
     Net proceeds from working capital line                 3,630,572         566,304
     Net proceeds from equipment term loan                    452,668               0
     Proceeds from long term debt                           1,986,100               0
     Repayments of long term debt                             (83,936)       (404,792)
     Net proceeds from issuance of stock                    1,469,050         186,022
     Proceeds from stock subscribed                            25,000               0
                                                         ------------    ------------

Net cash provided by financing activities                   7,179,454         347,534
                                                         ------------    ------------

Net decrease in cash                                       (4,106,957)     (1,091,093)

Cash, beginning of period                                   4,411,347       1,236,709
                                                         ------------    ------------

Cash, end of period                                      $    304,390    $    145,616
                                                         ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                    1998              1997
   Cash paid during the period for interest       $946,755          $478,300


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

 The Company purchased Benjamin Obdyke, Inc.'s roof drainage division for a combination of cash, common stock, and subordinated debt totaling $11,379,000. In connection with the acquisition, the following assets were acquired and liabilities incurred:

            Inventory                                           $ 2,392,149
            Equipment and dies                                    1,401,815
            Goodwill and other intangible assets                  7,585,036
            Cash paid for assets                               (10,000,000)
            Value assigned to common stock                        (500,000)
                                                         -------------------

            Liabilities incurred                               $    879,000
                                                         ===================

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


Note 2.   Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

         Components of inventories at September 30, 1998 and December 31, 1997 consist of the following:


                                 September 30,  December 31,
                                     1998          1997
                                  -----------    -----------

Raw materials                     $ 3,626,325    $ 1,422,501
Finished goods                      2,270,037      1,215,959
Packaging material and supplies       122,714
                                                      60,006
Less provision for obsolescence       (46,000)
                                                     (46,000)
                                  -----------    -----------

     Total inventories            $ 5,973,076    $ 2,652,466
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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations


         The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation ("Financial") and Financial's wholly-owned subsidiary, Berger Bros Company. All intercompany transactions and balances have been eliminated.

         Sales for the three month period ended September 30, 1998 (the "Current Quarter") were $10,273,223, an increase of 74.8%, or $4,394,294, as compared to $5,878,929 for the three month period ended September 30, 1997 (the "Comparable Quarter"). This increase was primarily due to the acquisition of the roof drainage division (the "Acquired Division") of Benjamin Obdyke, Inc.
(the "Obdyke Acquisition") on January 2, 1998.

         During the Current Quarter, the Company reported net income of $594,557 on net sales of $10,273,223, as compared to net income of $658,449 (which included a $250,000 tax benefit) on net sales of $5,878,929 for the Comparable Quarter. Net income prior to the tax benefit recognized in 1997 was $408,449.

         Income from continuing operations before provision for income taxes and income tax benefit in the Current Quarter was $661,670 versus $408,449 in the Comparable Quarter, an increase of 62.0%, which primarily can be attributed to the Obdyke Acquisition.

         Cost of Sales were $8,146,481 in the Current Quarter as compared to $4,552,603 in the Comparable Quarter. As a percentage of net sales, Cost of Sales increased to 79.3% in the Current Quarter from 77.4% in the Comparable Quarter. This increase is attributable a change in product sales mix generated by the Acquired Division.

         Selling, general and administrative expenses were $1,150,559 in the Current Quarter as compared to $729,029 in the Comparable Quarter. This increase in expenses was primarily due to additional costs incurred to support the business growth relating to the Obdyke Acquisition. As a percentage of net sales, selling, general and administrative expenses decreased to 11.2% in the Current Quarter, compared to 12.4% in the Comparable Quarter, which reflects the accretive value of economies of scale resulting from the Obdyke Acquisition.

         Sales for the nine month period ended September 30, 1998 (the "Current Nine Months") were $27,027,002, an increase of 70.0%, or $11,134,744, as compared to $15,892,258 for the nine month period ended September 30, 1997 (the "Comparable Nine Months"). This increase was primarily due to the Obdyke Acquisition.

         Net income for the Current Nine Months was $1,094,169 as compared to $1,461,085 in the Comparable Nine Months. In 1997, the deferred tax asset valuation account was reduced in excess of the current tax provision resulting in a $450,000 net tax benefit (see below), for the Comparable Nine Months.

         The following sets forth the provision for income taxes for the nine months ended September 30:

                                                  1998         1997
                                                ---------    ---------

Current, federal and state at statutory rates   $ 464,513    $ 405,000
Deferred-reduction of valuation allowance        (397,400)    (855,000)
                                                ---------    ---------

Provision (benefit) for income taxes            $  67,113    $(450,000)
                                                =========    =========

         Income from continuing operations before provision for income taxes and income tax benefit in the Current Nine Months was $1,161,282 versus $1,011,085 in the Comparable Nine Months, an increase of 14.9%, which primarily can be attributed to the Obdyke Acquisition.

         Cost of Sales were $21,716,761 in the Current Nine Months as compared to $12,267,776 in the Comparable Nine Months. As a percentage of net sales, Cost of Sales increased to 80.4% in the Current Nine Months from 77.2% in the Comparable Nine Months. This increase is attributable a change in product sales mix generated by the Acquired Division.

         Selling, general and administrative expenses in the Current Nine Months were $3,325,927, or 12.3% of sales, as compared to $2,148,835, or 13.5% of sales, in the Comparable Nine Months. This reduction in percentage was due mainly to the accretive value of economies of scale.


Liquidity and Capital Resources

         On January 2, 1998, the Company consummated the acquisition of the Acquired Division of Benjamin Obdyke, Inc. ("Obdyke"). Sales for the Acquired Division totaled $19,700,000 in 1997. The total cost of the Obdyke Acquisition was $11,379,000, of which $10,000,000 was paid in cash at closing. The balance was satisfied by issuing 125,000 shares of the Common Stock and an $879,000 note which is repayable over a two-year period. In addition, the Company issued to the seller a warrant to purchase 50,000 shares of Common Stock. This warrant can be exercised within a two-year period at a price of $4.4175 per share. The assets purchased from Obdyke included $1,401,815 of equipment and dies and $2,392,149 of inventory. The remaining $7,585,036 of the purchase price has been assigned to intangible assets, which include non-compete agreements, customer lists and goodwill. The Obdyke Acquisition was funded in part through the issuance of 40,000 shares of the Company's Series A Convertible Preferred Stock at $100 per share (convertible at $4.25), $2,500,000 of 12.25% five-year subordinated debentures, with 300,000 warrants attached exercisable at $4.25, due quarterly and an increase in the credit facility with Summit Bank (the "Working Capital Loan") by $4,160,000. A portion of the proceeds from these financings was also used for other corporate purposes.

         At September 30, 1998, working capital was $7,648,493, resulting in a ratio of current assets to current liabilities of 2.78 to 1, as compared to working capital of $8,656,066 (including $4.5 million in cash earmarked for the January 2, 1998 acquisition) and a ratio of 8.00 to 1 at December 31, 1997.

         Current liabilities at September 30, 1998 totaled $4,304,382, consisting primarily of $3,131,979 in accounts payable and accrued expenses and $1,172,403 in current maturities of long-term debt. At December 31, 1997, total current liabilities were $1,235,795, consisting primarily of $713,116 in accounts payable and accrued expenses and $522,679 in current maturities of long-term debt. The increase is primarily due to the seasonality of the business and the expansion resulting from the Obdyke Acquisition.

         At September 30, 1998, the Company had shareholders' equity of $15,281,490, as compared to $12,493,271 at December 31,1997. The increase is attributable to the following:

  Issuance of preferred stock                                 $ 1,500,000
  Issuance of common stock                                        525,860
  Less cost of raising capital                                   (56,810)
  Less dividends paid on preferred stock                        (300,000)
  Reduction of stock subscribed                                    25,000
  Net income for current period                                 1,094,169
                                                          --------------------
                                                              $ 2,788,219
                                                          ====================

         Cash provided by operating activities for the Current Nine Months was $805,238 as compared to $57,301 in the Comparable Nine Months. The difference between periods is primarily due to non-cash charges for depreciation and amortization and net changes in accounts receivable, inventories and accounts payable.

         Net cash used in investing activities totaled $12,091,649 in the Current Nine Months, as compared to $1,495,928 used in the Comparable Nine Months. This increase is primarily attributable to both the Obdyke Acquisition and the construction of new office space in 1998 versus the acquisition of all of the common stock of Real-Tool Inc. in February, 1997.

         Net cash provided by financing activities was $7,179,454 in the Current Nine Months, due to the Obdyke Acquisition financing, as compared to $347,534 provided in the Comparable Nine Months.

         Availability under the Working Capital Loan as of September 30, 1998 was $1,921,753.



Impact of Year 2000

YEAR 2000 READINESS DISCLOSURE

         The Year 2000 issue concerns the inability of some computer hardware and software to distinguish between the year 1900 and the year 2000. If not corrected, the potential exists for computer system failures or miscalculations.

         The Company uses computer systems in many aspects of its business, and Year 2000 problems in such systems could disrupt operations and have a material adverse impact on the Company's operating results.

         The Company is also exposed to the risk that one or more of its vendors or service providers could experience Year 2000 problems that impact the ability of such vendor or service provider to provide goods and services. Though this is not considered as significant a risk with respect to the suppliers of goods, due to the availability of alternative suppliers, the disruption of certain services, such as utilities, could, depending upon the extent of the disruption, have a material adverse impact on the Company's operations. To date, the Company is not aware of any vendor or service provider Year 2000 issue that would have a material adverse impact on the Company's operations. However, the Company has no means of ensuring that their vendors or service providers will be Year 2000 ready. The inability of vendors or service providers to complete their Year 2000 resolution process in a timely fashion could have a material adverse impact on the Company. The effect of non-compliance by vendors or service providers is not determinable at this time.

         Widespread disruptions in the national or international economy resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have a material adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

         The Company is in the process of assessing all of its information technology and non-information technology with regard to Year 2000 issues. The Company's plan to ensure its Year 2000 readiness includes the following: identifying all systems which may not be Year 2000 compliant; correcting or replacing those systems which are not Year 2000 ready; testing the new or corrected systems to make sure they will operate according to Year 2000 requirements; and inquiring of vendors and customers of the Company to assess their Year 2000 readiness. The Company has identified certain critical software and hardware systems that need to be replaced or updated in order to be Year 2000 compliant. The Company has replaced or is in the process of replacing such systems and intends to complete its assessment process by the first half of 1999.

         Costs specifically associated with correcting hardware for Year 2000 readiness are expensed as incurred and have not been material to the Company's net income. Costs of replacing some of the Company's systems with Year 2000 ready systems have been capitalized in the normal course of business and will total approximately $300,000. The overall costs to the Company of making its systems Year 2000 compliant are not expected to be material to the Company's net income.

         Based upon the analysis conducted to date, the Company believes that its critical information and non-information technology systems and processes will be Year 2000 ready by mid-1999 and will allow the Company to continue operations beyond 2000 without a material adverse effect on its operations. However, the Company may identify unanticipated problems during its Year 2000 readiness assessment that could result in a material financial risk. The Company is in the process of developing contingency plans to counter any unanticipated Year 2000 related problems.

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

                             Date:  November 13, 1998