Form 10-K
period 1998-12-31
BERGER HOLDINGS LTD
filed 1999-03-31
CIK 706777

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

  For the fiscal year ended December 31, 1998

[_] Transition Report Pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 [No Fee Required]

  For the transition period from _____ to ______

                        Commission file number 0-12362

                             Berger Holdings, Ltd.
            (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2160077
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


805 Pennsylvania Boulevard, Feasterville, PA             19053
    (Address of principal executive                    (Zip Code)
               offices)

       Registrant's telephone number, including area code: 215-355-1200

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:

                              Title of each class
                              -------------------
                         Common Stock, $.01 par value Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 15, 1999, 5,404,515 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock (based upon the average of high and low bid prices of the Common Stock on the National Association of Securities Dealers Automatic Quotation System on March 15, 1999) of the registrant, held by nonaffiliates was approximately $16,200,000.(/1/)

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [_]

                   Documents Incorporated By Reference: None
--------
(1) Such figure excludes the shares of Common Stock held by the Company's executive officers and directors. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Background

  Berger Holdings, Ltd. (collectively with its subsidiaries, the "Company") was incorporated in the Commonwealth of Pennsylvania on August 28, 1979. Prior to 1983, the Company operated under the name "Life Care Communities Corporation" as a private concern, which developed life care communities on a fee basis for non-profit entities. During 1983, the Company successfully completed a public offering in which funds were raised for the principal purpose of developing and constructing proprietary life care facilities.

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

  On December 29, 1992, the Bankruptcy Court entered an order confirming the Third Amended Joint Plan of Reorganization (the "Plan of Reorganization") subject to approval of a settlement agreement (the "Settlement Agreement") between the Company and its primary secured lender. The Settlement Agreement was entered into on February 19, 1993 and approved by the Bankruptcy Court on April 1, 1993. The effective date of the Plan of Reorganization was April 13, 1993. The Chapter 11 case was closed February 28, 1994.

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

  On August 21, 1997, the Company's wholly-owned subsidiary, Berger Financial Corp., a Delaware corporation ("Berger Financial") refinanced its existing working capital and term loans with loans from Summit Bank, N.A. (the "Bank"). The working capital loan (the "Working Capital Loan") obtained from the Bank was increased to $3,500,000, as compared to $2,750,000 from the Company's prior credit facility, which is secured by the Company's accounts receivable and inventory. The Working Capital Loan bears interest at the Bank's base rate of interest plus one-half percent. Concurrently, the Company borrowed from the Bank $1,300,000 (the "Term Loan"), which is repayable over 36 months with interest at the Bank's base rate of interest plus one percent. The Term Loan is secured by equipment of the Company. The refinancing resulted in an interest rate reduction in excess of 250 basis points when compared to the former credit facility.

  On January 2, 1998, the term of the Working Capital Loan was extended for an additional three years to December 31, 2000. Also on such date, the Working Capital Loan was increased to $7,000,000 to help fund the Obdyke Acquisition (as defined below) in January 1998. The Term Loan was also increased to $1,960,000 at such time.

  On December 7, 1998, the Working Capital Loan was increased to $9,500,000 to help fund the Sheet Metal Acquisition (as defined below) in December 1998. The Term Loan was also increased to $2,400,000 at such time.

Product Lines

  The Company is principally engaged in the manufacture and distribution of metal roof drainage products ("RDP"). Since 1993, Berger has also engaged in a program of internal development and product expansion. Internal development has been characterized chiefly by the modernization and modification of production facilities, machinery and equipment and the expansion of existing product lines to emphasize copper-based RDP. External development has been directed principally towards increasing the sales volume and market penetration of the Company's products through both the Sheet Metal Acquisition and the Obdyke Acquisition and an expanded product line which now includes Real-Tool(R) snow guards for metal standing seam roofs.

  The Company's RDP product line, consisting of gutters, downspouts, soffits, fascias, snow guards, trim coil and associated accessories and fittings, is manufactured by the Company at its two suburban Philadelphia facilities. The Company sells RDP through its sales and telemarketing representatives principally to wholesale distributors who sell directly to roofing and general contractors for use in the repair and replacement of roof drainage systems in existing buildings that are primarily residential.

  The raw materials used in manufacturing RDP are aluminum, steel and copper. Supplies of these materials, in either coil, sheet or bar form, are procured by the Company from various domestic and foreign suppliers. Although the Company believes that adequate available sources of supply exist at customarily accepted market prices, trade restrictions, work stoppages or adverse weather or political conditions may affect the prices and availability of these materials. Rapid increases in prices of raw materials could adversely affect the operations of the Company because the cost of raw materials constitutes the largest single element of the Company's cost of sales.

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

Acquisitions

  On December 7, 1998, the Company acquired (the "Sheet Metal Acquisition") certain assets of Sheet Metal Manufacturing Co., Inc. ("Sheet Metal"), a manufacturer of roof drainage products. Sales for Sheet Metal totaled approximately $11,000,000 in 1998. The purchase price consisted of $3,675,401 in cash and a note payable of approximately $900,000. The acquisition was funded by an increase to the Company's Working Capital Loan and Term Loan in an aggregate amount of $4,063,093. This acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight line basis over 25 years.

  On January 2, 1998, the Company consummated the acquisition (the "Obdyke Acquisition") of the Roof Drainage Division (the "Acquired Division") of its main competitor, Benjamin Obdyke, Inc. ("Obdyke"). Sales for the Acquired Division totaled approximately $19,700,000 in 1997. The total cost of this acquisition was $11,379,000, of which $10,000,000 was paid in cash at closing. The balance was satisfied by issuing 125,000 shares of the Common Stock and an $879,000 note which is repayable over a two-year period. In addition, the Company issued to the seller a warrant to purchase 50,000 shares of the Common Stock. This warrant can be exercised over a two-year period commencing January 2, 1998 at a price of $4.42 per share. The assets purchased from Obdyke included $1,402,000 of equipment and $2,392,000 of inventory. The remaining balance of $7,585,000 has been assigned to intangible assets, which include non-compete agreements, customer lists and goodwill. This acquisition was funded in part through the issuance of 40,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") at $100 per share, $2,500,000 of 12.25% debentures due quarterly and a $4,160,000 increase in the credit facility with the Bank. A portion of the proceeds from these financings was also used for other corporate purposes. As described below under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Future Capital Expenditures", the Series A Preferred Stock was recently exchanged for additional subordinated debentures and the existing debentures (as well as warrants issued in connection with the financing) were amended, principally to extend their terms for one year.

  On February 7, 1997, the Company consummated the purchase (the "Real-Tool Acquisition") of all of the outstanding shares of the Common Stock of Real-Tool, Inc., a Virginia corporation ("Real-Tool"). As consideration, the Company paid $900,618 in cash on the closing date, issued 100,000 Common Shares, and issued a note for $750,000 which was paid in quarterly installments over the year ended January 15, 1998. Concurrent with the purchase, the Company entered into a royalty agreement with the sole shareholder of Real-Tool, Inc. Under this agreement, which expires in 2012, the Company is required to pay royalties of 6% of revenues with a minimum of $75,000 annually, through 2002. Subsequent to 2002, the Company has the option to increase the percentage of royalties paid to this individual and eliminate the minimum payment requirement.

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

Major Customers

  During 1998, no individual customer accounted for more than 10% of the Company's sales. The Company has no ongoing contracts for sales of RDP, but rather services customers on a per-order basis.

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

Inventory Practices

  The Company's policy is to obtain, fabricate and/or manufacture inventory in sufficient volume in order to provide a reasonable inventory level to support estimated minimum and maximum levels based on customers historical demand. Because of the nature of the RDP market, in which an order generally must be filled within 48 to 72 hours of placement, the Company does not have any substantial backlog.

Employees

  As of December 31, 1998, the Company employed 140 individuals, of whom 17 were employed in sales and marketing; 110 were employed in manufacturing and delivery; and 13 were employed in administration. Approximately 95 of the Company's employees are represented by one of two labor unions, The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 169 and the Teamsters Local Union 107. The Company's contracts with both unions expire December 31, 2001. The Company believes that its employee relations are good.

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

Item 2. Properties

  The Company owns a 115,000 square foot operating facility in Feasterville, Pennsylvania. The corporate and sales offices occupy space at the same location. Due to the need for more space in connection with the Obdyke and Sheet Metal Acquisitions, the Company has entered into two lease agreements. One is a 90,000 square foot manufacturing facility in Southampton, PA, which is leased through 2002 with a five year renewal option and the second is a 56,000 square foot warehousing facility in Huntingdon Valley, PA, which is leased through 2003 with a two year renewal option.

  The Company has a mortgage liability on the Feasterville facility in the principal amount of approximately $2,944,000 at December 31, 1998. The mortgage is being repaid in monthly installments of approximately $27,400 through March, 2008 with a balloon of $1,374,838 due then.

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

  The following table sets forth certain information with respect to the high and low bid prices of the Company's Common Stock during 1997 and 1998. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                  High     Low
                                                                 ------- -------
      1997
      First Quarter............................................. 4 3/8   1 53/64
      Second Quarter............................................ 4 1/16  3
      Third Quarter............................................. 3 7/8   3
      Fourth Quarter............................................ 4 1/4   3 1/4

      1998
      First Quarter............................................. 3 15/16 3
      Second Quarter............................................ 4 5/16  2 5/8
      Third Quarter............................................. 3 1/2   2 1/4
      Fourth Quarter............................................ 3 7/16  2 1/8

  At December 31, 1998, there were approximately 2,200 holders of record of shares of Common Stock.

Dividend Policy

  The Company has not paid any cash dividends on its Common Stock to date, and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

               Selected Financial Data for Berger Holdings, Ltd.
                            Year Ended December 31,

                             1998         1997         1996         1995         1994
                          -----------  -----------  -----------  -----------  -----------
Net Sales...............  $35,608,309  $20,748,017  $19,745,890  $15,653,321  $16,595,918
Cost of Sales...........   28,791,521   16,196,776   15,587,221   13,738,061   14,413,877
                          -----------  -----------  -----------  -----------  -----------
Gross Profit............    6,816,788    4,551,241    4,158,699    1,915,260    2,182,041
                          -----------  -----------  -----------  -----------  -----------
Selling, Administrative
 and General Expenses...    4,625,043    2,963,614    2,389,285    2,225,685    2,119,700
Income (Loss) from
 Operations.............    2,191,745    1,587,627    1,769,384     (310,425)      62,341
Interest Expense........   (1,284,761)    (581,624)    (619,178)    (570,420)    (520,908)
Other Income (Expense)..      136,643       14,374        4,295       30,984       (2,084)
                          -----------  -----------  -----------  -----------  -----------
Income (Loss) from
 Continuing Operations
 before Extraordinary
 Item, Income Tax
 Benefit and Preferred
 Stock Dividend.........  $ 1,043,627  $ 1,020,377  $ 1,154,501    ($849,861)   ($460,651)
Income Tax Benefit......      647,201    1,000,000      500,000          --           --
                          -----------  -----------  -----------  -----------  -----------
Income (Loss) before
 Extraordinary Item and
 Preferred Stock
 Dividend...............  $ 1,690,828  $ 2,020,377  $ 1,654,501    ($849,861)   ($460,651)
Extraordinary Item......          --           --           --           --       948,207
Preferred Stock
 Dividend...............      400,000          --           --           --           --
                          -----------  -----------  -----------  -----------  -----------
Net Income (Loss)
 available to Common
 Stock holders..........  $ 1,290,828  $ 2,020,377  $ 1,654,501     (849,861) $   487,556
                          ===========  ===========  ===========  ===========  ===========
BASIC EARNINGS (LOSS)
 PER COMMON SHARE:
 Income (Loss) before
  Extraordinary Item and
  Preferred Stock
  Dividend..............  $      0.31  $      0.40  $      0.44       ($0.26)      ($0.15)
 Extraordinary Item.....          --           --           --           --          0.32
 Preferred stock
  dividend..............        (0.07)         --           --           --           --
                          -----------  -----------  -----------  -----------  -----------
Net Income (Loss).......  $      0.24  $      0.40  $      0.44       ($0.26) $      0.17
                          ===========  ===========  ===========  ===========  ===========
TOTAL ASSETS............  $34,587,204  $19,751,213  $12,292,861  $ 9,885,339  $10,352,762
                          -----------  -----------  -----------  -----------  -----------
LONG TERM DEBT, CAPITAL
 LEASES AND REDEEMABLE
 COMMON STOCK...........  $15,060,307  $ 6,022,147* $ 3,721,719  $ 1,676,713  $ 3,873,299
                          -----------  -----------  -----------  -----------  -----------
SHAREHOLDERS' EQUITY....  $15,361,725  $12,493,271  $ 7,655,336  $ 4,635,369  $ 5,171,321
                          ===========  ===========  ===========  ===========  ===========

--------
* Long-Term Debt includes a $2,000,000 12.25% subordinated debenture used for the Obdyke Acquisition and at December 31, 1997 was included in cash and cash equivalents.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  The Company's results of operations for the years ended December 31, 1998, 1997 and 1996 represent the consolidated operations of Berger Holdings, Ltd. and its subsidiaries, Berger Financial and Berger.

  Net sales increased to $35,608,309 in 1998 from $20,748,017 in 1997 and from $19,745,890 in 1996. The Obdyke Acquisition was the major factor contributing to the increase in revenues from 1997 to 1998. The increase in 1997 over 1996 was primarily due to the Real-Tool Acquisition.

  The Company's gross profit, as a percentage of revenues, was 19.1% in 1998, 21.9% in 1997 and 21.1% in 1996. The changes in the Company's gross profit percentages are related to changes in the sales product mix. In 1998 the gross profit percentage was decreased primarily due to the lower margin sales resulting from the Obdyke Acquisition.

  Selling, administrative and general expenses, as a percentage of net sales, decreased to 13.0% in 1998 from 14.3% in 1997 and 12.1% in 1995. The 1998 decrease is primarily due to the economies of scale resulting from the Obdyke Acquisition. The 1997 increase was primarily due to an increase in advertising expense promoting the recently acquired product line.

  Income from operations was $2,191,745, or 6.2% of revenues, in 1998 compared to $1,587,627, or 7.7% of revenues, in 1997 and $1,769,384, or 9.0% of revenues, in 1996. The 1998 increase in income was primarily due to the Obdyke Acquisition. The decline in 1997's income from operations was primarily due to an increase in advertising expense promoting the recently acquired product line.

  Interest expense increased to $1,284,761 in 1998 compared to $581,624 in 1997 and $619,178 in 1996. The increase in interest expense for 1998 was a result of the increase in average debt outstanding. The outstanding debt increased primarily as a result of the acquisitions made in 1998. The interest expense decrease in 1997 was primarily as a result of a full years decrease in the Company's borrowing rate from 3.25 over prime to .50 over prime.

  Income from continuing operations was $1,043,627, or 2.9% of revenues, in 1998 compared to $1,020,377, or 4.9% of revenues, in 1997 and $1,154,501, or
5.9% of revenues, in 1996. The decrease in percentages is primarily due to the Company's build up in infrastructure to support the acquisitions made in 1998 and 1997.

  The net income was $1,290,828, or 3.6% of revenues, in 1998 as compared to $2,020,377, or 9.7% of revenues, in 1997 and $1,654,501, or 8.4% of revenues, in 1996. The decrease in percentages is primarily due to lower margin sales resulting from the Obdyke Acquisition, the build up in infrastructure and the increased interest costs. During 1998, 1997 and 1996, the Company reduced the valuation allowance applied against deferred tax benefits associated with Net Operating Loss Carryforwards by $1,023,804, $1,387,905 and $1,500,000,
respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, along with reasonable and prudent tax planning strategies and the expiration dates of carryforwards, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 1998.

Liquidity and Capital Resources

  At December 31, 1998, the working capital of the Company was $7,233,735 (resulting in a ratio of current assets to current liability of 2.7 to 1), compared to $8,656,066 (8.0 to 1) at December 31, 1997. The decrease in working capital is primarily due to a decrease of $4 million in cash used to fund the Obdyke Acquisition and an increase of approximately $3 million in current liabilities also due to the acquisitions in 1998.

  At December 31, 1998, current liabilities totaled $4,165,172, consisting primarily of $2,102,886 of accounts payable and accrued expenses and $2,062,286 of current maturities of long-term debt. Current liabilities increased $2,929,377 as compared to 1997. The change in current liabilities is primarily the result of an increase of $1,539,607 in current maturities of long-term debt; an increase in accounts payable of $709,860; and an increase in accrued expenses of $679,910. All of such increases relate to the Real Tool, Obdyke and Sheet Metal Acquisitions.

  At December 31, 1998 obligations to the Bank totaled $9,024,294 compared to $2,661,007 in 1997 and to the obligations under the prior credit facility which totaled $2,220,051 at December 31, 1996. The increase is the result of the Real-Tool, Obdyke and Sheet Metal Acquisitions.

  In 1998, the Company raised $1,552,476 of additional capital through the issuance of 15,000 shares of Series A Preferred Stock, and the issuance of 72,357 common shares through the exercise of options and warrants from previous private placements and employee stock option grants.

  Cash flow provided by operating activities for 1998 was $2,298,946 as compared to $464,917 used in operating activities for 1997. The cash provided by operating activities increased due to the increase in accounts payable and accrued expenses offsetting the increase in inventory and accounts receivable relating to the Real-Tool, Obdyke and Sheet Metal Acquisitions.

  Net cash used in investing activities totaled $16,057,211 for 1998, primarily as a result of the Obdyke and Sheet Metal Acquisitions, as compared to net cash used in investing activities of $1,553,333 for 1997.

  Net cash provided by financing activities totaled $9,496,803 for 1998, as compared to $5,192,888 provided by financing activities in 1997. This difference was primarily the result of proceeds received from the increased loans from the Bank, the issuance of the Series A Preferred Stock, debentures and the exercise of stock warrants and options.

Future Capital Expenditures

  Along with operating cash flow anticipated to be received from operations in 1999, the Working Capital Loan is anticipated to be sufficient to cover the Company's capital expenditure needs for 1999, which are estimated to be $600,000. The Company may need to raise additional capital should it make any acquisitions in the future.

  The Company anticipates that it may, in the future, need to obtain additional financing to accomplish the following: the satisfaction of the debentures issued during the first quarter of 1998 to Tandem Capital and Argosy Investment Partners upon their conversion of the Series A Preferred Stock issued to them in connection with the Obdyke Acquisition (the "Conversion Debentures"), and the satisfaction of the debentures issued to Tandem Capital and Argosy Investment Partners in connection with the Obdyke Acquisition (the "Existing Debentures"). Specifically, the Company anticipates redeeming such instruments before the interest due under such instruments increases substantially. Such substantial increases will occur on December 31, 2002 and January 2, 2003 with respect to the Conversion Debentures issued to Tandem Capital and Argosy Investment Partners, respectively, and on January 2, 2001 with respect to the Existing Debentures. The Company has the right to prepay the Conversion Debentures at any time after January 1, 2000, but only if the average closing price of the Common Stock exceeds $9.00 for a period of 20 days prior to such prepayment.

  The terms of the conversion of the Series A Preferred Stock into the Conversion Debentures were as follows: The Company agreed to convert all of the 40,000 issued and outstanding shares of Series A Preferred Stock into the Conversion Debentures. The Conversion Debentures have the same rights as the Series A Preferred Stock and earn 10% interest on the $4,000,000 annually. The Conversion Debentures are convertible at any time into 23.53 common shares for each $100 of Conversion Debentures outstanding on the conversion date.

  Simultaneously with the conversion of the Series A Preferred Stock, the Company will extend the exercise date on 300,000 common stock warrants from January 2, 2003 to December 31, 2003; and will extend the maturity date on the Existing Debentures from January 2, 2003 to December 31, 2003. The increase in interest rates from 12.25% to 20% on the Existing Debentures issued to Tandem Capital was changed from January 2, 2001 to January 2, 2002, and from 12.25% to 19.25% on the Existing Debentures issued to Argosy Investment Partners from January 3, 2001 to January 2, 2002. The interest rate decrease from 19.25% to 14% on the Existing Debentures issued to Argosy Investment Partners was changed to January 2, 2003, rather than the original date of January 3, 2002.

Year 2000 Readiness Disclosure

  The Company is aware of the issues with the Year 2000 problem. The "Year 2000" matter relates to whether computer hardware, software and equipment will properly recognize date sensitive information referring to the Year 2000. Potential computer system and equipment failures arising from years beginning with "20" rather than "19" are a known risk.

  The Company currently has a program underway to remediate by the end of the second quarter of 1999 all of the Company's significant computer systems that are not Year 2000 compliant. The program to ensure its Year 2000 readiness includes the following: identifying all systems which may not be Year 2000 compliant; correcting or replacing those systems which are not Year 2000 ready; testing the new or corrected systems to make sure they will operate according to Year 2000 requirements; and inquiring of vendors and customers of the Company to assess their Year 2000 readiness. The Company has identified certain critical software and hardware systems that need to be replaced or updated in order to be Year 2000 compliant. The Company has replaced or is in the process of replacing such systems and intends to complete its assessment process by the first half of 1999. The Company does not expect any Year 2000 related issues to affect its non-IT systems in any material adverse fashion.

  The Company has been inquiring of certain key suppliers and business partners about their Year 2000 readiness. While no assurances can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company to date has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the Year 2000 issue.

  Actual costs associated with implementation of the Company's Year 2000 program are not expected to be material to the Company's operations and financial condition. Costs of approximately $250,000 to $300,000, primarily for software have been or are expected to be incurred and capitalized. As of December 31, 1998, approximately $250,000 of costs have been expended.

  The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company has completed the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot now begin final contingency plans. These plans will be developed as potential Year 2000 failures are identified in the final testing stages. Nevertheless, if remediation is not accomplished successfully in a timely fashion and successful contingency plans are not implemented, the Company believes the Year 2000 issue could have a material adverse effect on the Company.

New Accounting Standards

  In February 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections." This Statement amends existing authoritative literature to make various technical corrections, clarify meanings, or describe applicability under changed conditions. The Statement is effective for fiscal years ending after February 15, 1999. Management has not yet determined the impact that the adoption of this Statement may have on earnings, financial condition or liquidity of the Company.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets for liabilities in the statement of financial position and measure them at fair value. The statement is effective for fiscal year beginning after June 15, 1999. Management has not yet determined the impact that the adoption of this statement may have on earnings, financial condition or liquidity of the Company. The Company plans to adopt SFAS No. 133 as permitted by this accounting standard by January 1, 2000.

  In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

  In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting as the costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs related to start-up activities and organization costs be expensed as incurred. The statement is effective for financial statements for fiscal year beginning after December 15, 1998

  The Company plans to adopt these SOP's in connection with the preparation of the December 31, 1999 consolidated financial statements as permitted by SOP 98-1 and 98-5. The adoption of these standards will not have a material impact on consolidated results, financial conditions, or long-term liquidity.

Forward-Looking and Cautionary Statements

  Certain statements herein that include forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan" or "continue" or the negative thereof or other variations thereon are, or could be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are affected by known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to differ materially from the results, performance and achievements expressed or implied in the Company's forward-looking statements. These risks, uncertainties and factors include competition by competitors with more resources than the Company and the cyclical nature of roofing repair. Reference is made to the Company's 1998 Annual Report on Form 10-K regarding other important factors that could cause the actual results, performance or achievement of the Company to differ materially from those contained in or implied by any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained herein.

Item 7A. Qualitative and Quantitative Disclosure About Market Risk

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1998, the Company's investments consisted of cash and money market funds. The Company does not expect any material loss with respect to its investment portfolio.

Item 8. Financial Statement and Supplementary Data

  Attached at pages F-1 through F-24 are the financial statements and financial statement schedules identified in Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  The following are the Executive Officers and Directors of the Company as of the date of this report. The Company's By-Laws provide for the classification of Directors into three classes, as nearly equal in numbers as possible, with one class being elected at each annual meeting for a term of three years. The terms of Class I directors will expire in 2000, the terms of Class II directors in 2001 and the terms of Class III directors in 1999. Francis E. Wellock, Jr. is the son-in-law of Joseph F. Weiderman; otherwise, there is no family relationship among any of the Company's officers or directors. The current directors of the Company will serve until their terms expire and until their successors in office are elected or appointed and qualified.

                       Executive Officers and Directors

Name                              Age                 Position(s)
----                              ---                 -----------
Theodore A. Schwartz.............  69 Chairman of the Board of Directors, Chief
 (Class I)                             Executive Officer (Principal Executive
                                       Officer)

Joseph F. Weiderman..............  57 President, Chief Operating Officer,
 (Class III)                           Secretary, Treasurer and Director

Paul L. Spiese, III..............  47 Vice President and Director
 (Class II)

Francis E. Wellock, Jr. .........  34 Chief Financial Officer (Principal
                                       Financial and Accounting Officer)

Jacob I. Haft, M.D. .............  62 Director
 (Class III)

Dr. Irving Kraut.................  81 Director
 (Class I)

Larry Falcon.....................  59 Director
 (Class II)

Jay Seid.........................  38 Director
 (Class I)

John Paul Kirwin, III............  43 Director
 (Class III)



  THEODORE A. SCHWARTZ was elected a Director of the Company effective June 1987 and served as President of the Company from May 5, 1988 to May 30, 1989 and from July 17, 1990 to January 15, 1991. From May 30, 1989 to present, Mr. Schwartz has served as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Schwartz holds a B.S. in Economics from the Wharton School of Business and spent 35 years in the investment field prior to joining the Company.

  JOSEPH F. WEIDERMAN was elected a Director of the Company on June 1, 1990, served as Chief Financial Officer of the Company from February 1990 to January 1991, and was elected President of the Company on January 15, 1991. He also serves as Secretary and Treasurer of the Company. Mr. Weiderman holds a Bachelor of Science Degree in Accounting and a Master of Business Administration Degree in Finance from LaSalle University. Prior to his joining the Company, Mr. Weiderman had served for over fourteen years as the Chief Financial Officer of Harry Levin, Inc., a multi-store retailer.

  PAUL L. SPIESE, III was elected a Director of the Company on March 30, 1991. Mr. Spiese joined Berger as Plant Manager in 1985 and was named Vice President--Manufacturing of the Company in July 1990. Previously, he was employed by Hurst Performance, Inc. as a Plant Manager.

  FRANCIS E. WELLOCK, JR., was hired as Controller of the Company on June 10, 1991 and was elected Vice President-Finance and Chief Financial Officer on August 19, 1996. Mr. Wellock holds a Bachelor of Science Degree in Accounting from Saint Joseph's University. Prior to joining the Company, Mr. Wellock worked for a public accounting firm.

  JACOB I. HAFT, M.D. was elected a Director of the Company in conjunction with the Company's acquisition of Berger in 1989. Dr. Haft has practiced medicine, with a specialization in cardiology, for over twenty-five years. Since 1974, Dr. Haft has been a Cardiologist and from 1974 to 1998 was Chief of Cardiology at St. Michael's Medical Center in Newark, New Jersey. In addition, Dr. Haft is currently a Clinical Professor of Medicine at the New Jersey College of Medicine and Dentistry and Professor of Medicine at the Seton Hall University Post Graduate School of Medicine. Dr. Haft has several professional certifications, is a member of various professional societies and associations and has published many scholarly articles and books. Dr. Haft has served on the Cardiac Services Committee of the New Jersey Department of Health.

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

  JAY SEID was elected as a Director of the Company on December 15, 1997. Mr. Seid is a Vice President of Bachow & Associates, a venture capital firm. Prior to joining Bachow in December 1992, Mr. Seid was President and General Counsel of Judicate, Inc. Previously he was an attorney specializing in corporate law at Wolf, Block, Schorr and Solis-Cohen LLP in Philadelphia. Mr. Seid graduated with a B.A. from Rutgers University and received a J.D. from New York University School of Law.

  JOHN PAUL KIRWIN, III was elected as a Director of the Company on December 15, 1997. Mr. Kirwin is a principal in Argosy Investment Partners, L.P., a small business investment company. Mr. Kirwin is also a principal in Odyssey Capital Group, L.P., a private investment fund. Mr. Kirwin was a corporate and securities attorney for 14 years, including six years as a partner at McCausland, Keen & Buckman, until joining Odyssey full time in January 1996. Mr. Kirwin holds a Juris Doctris, Order of the Coif, from the National Law Center of George Washington University and a Bachelor of Arts from Dickinson College.

Compliance with Section 16(a) of the Exchange Act

  Section 16(a) of the Exchange Act requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of these reports.

  Based on the Company's review of the copies of the reports received by it, the Company believes that all filing required to be made by the Reporting Persons for the year ended December 31, 1998 were made on a timely basis, except for a Form 4 filed by Mr. Weiderman in February, 1999.

Item 11. Executive Compensation

  The following table shows the annual compensation of each of the Company's executive officers for the years 1998, 1997 and 1996.

                          Summary Compensation Table

                                                                  Long-Term
                                                                 Compensation
                                     Annual Compensation            Awards
                              ---------------------------------- ------------
          (a)            (b)     (c)      (d)          (e)           (g)            (i)
    Name & Principal                              Other Annual     Options/      All other
        Position         Year Salary($) Bonus($) Compensation($)   SARs(#)    Compensation($)
    ----------------     ---- --------- -------- --------------- ------------ ---------------
Theodore A. Schwartz.... 1998 $154,315  $12,500          0             --         14,735(1)
 Chairman & Chief        1997  131,561   10,000          0             --         12,770
 Executive Officer       1996  131,955   31,854          0         200,000        11,273

Joseph F. Weiderman..... 1998 $157,353  $22,500          0             --          2,213(2)
 President and Chief     1997  127,512   10,000          0             --          2,507
 Operating Officer       1996  118,435   42,470          0         200,000         2,242

Paul L. Spiese, III..... 1998 $114,950  $15,750          0             --          1,939(3)
 Vice President          1997   93,767   10,000          0             --          1,879
                         1996   88,015   29,980          0         200,000         1,856

Francis E. Wellock,
 Jr..................... 1998 $ 96,597  $13,500          0             --            533(4)
 Chief Financial Officer 1997   75,132   10,000          0             --            514
                         1996   55,818    5,000          0         180,000            49

--------
(1) Represents premiums paid by the Company for life insurance for the benefit of Mr. Schwartz.
(2) Represents premiums paid by the Company for life insurance for the benefit of Mr. Weiderman.
(3) Represents premiums paid by the Company for life insurance for the benefit of Mr. Spiese.
(4) Represents premiums paid by the Company for life insurance for the benefit of Mr. Wellock.

  The following table shows (1) the number and value of options exercised by the Company's executive officers during fiscal year 1998 and (2) the number and value of unexercised options held by the Company's executive officers at the end of 1998:

                Aggregated Option Exercises in Last Fiscal Year
                           and FY-End Option Values

          (a)                (b)         (c)                (d)                       (e)
                                                                                   Value of
                           Shares                    # of Unexercised      Unexercised In-the-Money
                         Acquired on    Value      Options at FY-End(#)    Options/SARs at FY-End($)
          Name           Exercise(#) Realized($) Exercisable/Unexercisable Exercisable/Unexercisable
          ----           ----------- ----------- ------------------------- -------------------------
Theodore A. Schwartz....   11,717          0          290,000/200,000          $525,625/$344,500
Joseph F. Weiderman.....    2,500          0          258,143/200,000          $467,534/$344,500
Paul L. Spiese, III.....      833          0          253,700/200,000          $459,831/$344,500
Francis E. Wellock,
 Jr.....................    1,000          0          114,000/150,000          $206,625/$258,375

  During 1998, members of the Company's Board of Directors who were not also executive officers of the Company were paid $250 per Board meeting attended. An aggregate of $4,750 was paid to directors for their services. No director was paid more than $1,000.

Additional Information With Respect to Compensation Committee Interlocks and Insider Participation

  The current members of the Compensation Committee are Mr. Falcon and Dr. Kraut. There were no relationships during 1998 that are required to be disclosed under Item 401(j) of Regulation S-K promulgated by the Securities and Exchange Commission.

Employment Agreements

 Theodore A. Schwartz, Joseph F. Weiderman & Paul L. Spiese, III

  Pursuant to Employment Agreements amended as of December 15, 1997 and again in 1998, Messrs. Schwartz, Weiderman and Spiese are employed by the Company as its Chief Executive Officer, President and Chief Operating Officer and Vice President of Manufacturing, respectively. These agreements, originally for a term of five years, have been extended for two additional years and now expire December 31, 2000. The agreements provide for base annual salaries of $180,000, $180,000 and $125,000, respectively. In addition to their salaries, the agreements provide that Messrs. Schwartz, Weiderman and Spiese shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Company and Messrs. Schwartz, Weiderman and Spiese have not agreed to an extension of these agreements for a minimum additional term of three years, the Company is obligated to pay them an amount equal to 50% of their then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that the three officers are unable to perform their duties under the agreement for an aggregate period of more than 180 days in any 365 day period, the Company may terminate any one of the three officers' employment upon 90 days notice. In this event, the Company is obligated to pay Messrs. Schwartz, Weiderman or Spiese his full salary for a period of 12 months. At the end of this 12 month period, the Company is obligated to pay the sum of $1,000 per week, subject to certain reductions set forth in the agreement, for a period of 3 years and then $500 per week for the remainder of their lives.

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

 Francis E. Wellock, Jr.

  Pursuant to an Employment Agreement amended as of December 15, 1997 and again in 1998, Mr. Wellock is employed by the Company as its Vice President of Finance. This agreement is for a term of four and one half years and expires December 31, 2000. The agreement provides for a base annual salary of $110,000. In addition to his salary, the agreement provides that Mr. Wellock shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Company and Mr. Wellock have not agreed to an extension of such agreement for a minimum additional term of three years, the Company is obligated to pay Mr. Wellock an amount equal to 50% of his then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that Mr. Wellock is unable to perform his duties under the agreement for an aggregate period of more than 180 days in any 365 day period, the Company may terminate Mr. Wellock's employment upon 90 days notice. In such event, the Company is obligated to pay Mr. Wellock his full salary for a period of 12 months. At the end of this 12 month period, the Corporation is obligated to pay Mr. Wellock the sum of $1,000 per week, subject to certain reductions set forth in the agreement, for a period of three years and then $500 per week for the remainder of Mr. Wellock's life.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders

  The following table sets forth, as of December 31, 1998, information with respect to the beneficial ownership of the Company's directors, all directors and executive officers as a group, and all persons believed by the Company to beneficially own more than 5% of the outstanding Common Stock based upon filings with the Securities and Exchange Commission. Unless otherwise indicated, such ownership is believed to be direct, with sole voting and investment power.

                                                     Shares Owned
                Name and Address of                  Beneficially   Percentage
            Outstanding Beneficial Owner             and of Record  of Shares
            ----------------------------             -------------  ----------
Theodore A. Schwartz................................     465,692(1)    8.32%
Joseph F. Weiderman.................................     388,090(2)    6.98%
Paul L. Spiese, III.................................     344,726(3)    6.21%
Jacob I. Haft, M.D. ................................     151,700(4)    2.83%
Larry Falcon........................................      67,791(5)    1.27%
Dr. Irving Kraut....................................     277,533(6)    5.16%
Jay Seid............................................      26,500          *
John Paul Kirwin....................................       5,000          *
Francis E. Wellock, Jr. ............................     145,750(7)    2.69%
Tandem Capital......................................     588,235(8)    9.99%
Argosy Investment Partners, L.P. ...................     352,941(8)    6.24%
All Directors and Executive Officers as a group (9
 persons)...........................................   2,813,958      38.45%

--------
* =  less than 1%
(1) Includes 1,500 shares of Common Stock registered to Mr. Schwartz as joint tenant with Janice L. Bredt and options to purchase 290,000 shares of Common Stock.
(2)  Includes options to purchase 258,143 shares of Common Stock.
(3)  Includes options to purchase 253,700 shares of Common Stock.
(4)  Includes options to purchase 55,000 shares of Common Stock.
(5)  Includes options to purchase 30,000 shares of Common Stock.
(6)  Includes options to purchase 75,000 shares of Common Stock.
(7)  Includes options to purchase 114,000 shares of Common Stock.
(8) Consists solely of shares of Series A Convertible Preferred Stock convertible into Common Stock.

Item 13. Certain Relationships and Related Transactions

 Theodore A. Schwartz, Joseph F. Weiderman and Paul L. Spiese, III

  The Company holds promissory notes (the "Notes") from Messrs. Schwartz, Weiderman and Spiese totaling $175,083, $152,000 and $100,833 respectively, which bear interest at a rate of six percent per annum. The Notes require that the principal and accrued interest be paid on or before November 21, 2001. The proceeds of the Notes were used by Messrs. Schwartz, Weiderman and Spiese to purchase securities of the Company in the Company's 1993 private placements and warrant exercise of 1996. These securities were purchased on the same terms as other investors in the private placements. The largest aggregate amount outstanding under each of the Notes during the year ended December 31, 1998 was $175,083, $152,000 and $100,833 respectively, all of which are currently outstanding. There are additional notes outstanding which are less than $50,000 each.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

  1. Financial statements--attached at pages F-1 through F-24 are the consolidated financial statements and consolidated financial schedules set forth below, and which are incorporated by reference in Item 8:

Berger Holdings, Ltd.
 Reports of Independent Auditors on Consolidated Financial Statements of
  Berger Holdings, Ltd. and Subsidiary for 1998, 1997 and 1996............. F-1
 Consolidated Balance Sheets of Berger Holdings, Ltd. and Subsidiary as of
  December 31, 1998 and 1997............................................... F-3
 Consolidated Statements of Operations of Berger Holdings, Ltd. and
  Subsidiary for the years ended December 31, 1998, 1997, and 1996......... F-4
 Consolidated Statements of Stockholders' Equity of Berger Holdings, Ltd.
  and Subsidiary for the years ended December 31, 1998, 1997 and 1996...... F-5
 Consolidated Statements of Cash Flows of Berger Holdings, Ltd. and
  Subsidiary for the years ended December 31, 1998, 1997 and 1996.......... F-6
 Notes to Consolidated Financial Statements of Berger Holdings, Ltd. and
  Subsidiary............................................................... F-7
 Report of Independent Auditors on Financial Statement Schedules........... S-1
 Schedule II--Valuation and Qualifying Accounts............................ S-2

                        REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Berger Holdings, Ltd.
Feasterville, Pennsylvania

  We have audited the accompanying consolidated balance sheet of BERGER HOLDINGS, LTD. and subsidiary as of December 31, 1998 and the related consolidated statement of operations, stockholders' equity, and cash flows listed under Item 14(a)(2) of the Company's annual report on Form 10-K for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit. The accompanying consolidated financial statements of Berger Holdings, Ltd. as of and for the year ended December 31, 1997 and 1996 were audited by other auditors whose report thereon dated February 13, 1998, expressed an unqualified opinion on those statements.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BERGER HOLDINGS, LTD. and subsidiary as of December 31, 1998, and the results of their operations, stockholders' equity and cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

                                          KPMG LLP

Philadelphia, Pennsylvania
March 3, 1999

                         INDEPENDENT AUDITOR'S REPORT

                                                              February 13, 1998

Stockholders and Board of Directors
Berger Holdings, Ltd. and Subsidiary
Feasterville, Pennsylvania

  We have audited the accompanying consolidated balance sheets of BERGER HOLDINGS, LTD. AND SUBSIDIARY as of December 31, 1997 and 1996 and the related consolidated statements of operations, of stockholders' equity, and of cash flows listed under Item 14(a)(2) of the Company's annual report on Form 10-K for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BERGER HOLDINGS, LTD. AND SUBSIDIARY as of December 31, 1997 and 1996, and the results of their operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                 /s/ Goldenberg Rosenthal
                                                        Friedlander
                                          _____________________________________
                                             Goldenberg Rosenthal Friedlander

Jenkintown, Pennsylvania

                             BERGER HOLDINGS, LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                             December 31
                                                       ------------------------
                                                          1998         1997
                                                       -----------  -----------
                       ASSETS
Current assets
  Cash and cash equivalents..........................  $   149,885  $ 4,411,347
  Accounts receivable, net of allowance for doubtful
   accounts of $30,000 in 1998 and $43,000 in 1997...    3,928,858    1,655,327
  Inventories........................................    6,552,420    2,652,466
  Prepaid and other current assets...................      283,744      372,721
  Deferred income taxes..............................      484,000      800,000
                                                       -----------  -----------
    Total current assets.............................   11,398,907    9,891,861
Property, plant and equipment, net...................    9,789,015    6,610,128
Deferred income taxes................................    1,731,201      700,000
Other assets, net of accumulated amortization of
 $287,205 in 1998 & $32,551 in 1997..................    4,342,283    1,026,575
Goodwill, net of accumulated amortization of $918,704
 in 1998 and $550,254 in 1997........................    7,325,798    1,522,649
                                                       -----------  -----------
                                                       $34,587,204  $19,751,213
                                                       ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt...............  $ 2,062,286  $   522,679
  Accounts payable...................................      960,953      251,093
  Accrued expenses...................................    1,141,933      462,023
                                                       -----------  -----------
    Total current liabilities........................    4,165,172    1,235,795
Long-term debt.......................................   14,560,307    6,022,147
Redeemable common stock, 125,000 shares in 1998......      500,000          --
Commitments and contingencies........................          --           --
Stockholders' equity
  Series A convertible preferred stock, $.01 par
   value ($4,000,000 liquidation value)
   Authorized 5,000,000 shares
   Issued and outstanding 40,000 shares in 1998
    25,000 shares in 1997............................          400          250
  Common stock, $.01 par value
   Authorized 20,000,000 shares
   Issued and outstanding 5,301,330 shares in 1998
    5,228,973 shares in 1997.........................       53,013       52,289
  Additional paid-in capital.........................   21,114,214   19,562,462
  Accumulated deficit................................   (5,322,986)  (6,613,814)
                                                       -----------  -----------
                                                        15,844,641   13,001,187
  Less common stock subscribed.......................     (482,916)    (507,916)
                                                       -----------  -----------
    Total stockholders' equity.......................   15,361,725   12,493,271
                                                       -----------  -----------
                                                       $34,587,204  $19,751,213
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31
                                        -------------------------------------
                                           1998         1997         1996
                                        -----------  -----------  -----------
Net sales.............................. $35,608,309  $20,748,017  $19,745,890
Cost of sales..........................  28,791,521   16,196,776   15,587,221
                                        -----------  -----------  -----------
Gross profit...........................   6,816,788    4,551,241    4,158,669
Selling, administrative and general
 expenses..............................   4,625,043    2,963,614    2,389,285
                                        -----------  -----------  -----------
Income from operations.................   2,191,745    1,587,627    1,769,384
Interest expense.......................  (1,284,761)    (581,624)    (619,178)
Other income, net......................     136,643       14,374        4,295
                                        -----------  -----------  -----------
Income before income taxes and
 preferred stock dividend..............   1,043,627    1,020,377    1,154,501
Provision for income tax benefit.......     647,201    1,000,000      500,000
                                        -----------  -----------  -----------
Income before preferred stock
 dividend..............................   1,690,828    2,020,377    1,654,501
Preferred stock dividend...............     400,000          --           --
                                        -----------  -----------  -----------
Net income available to common
 stockholders.......................... $ 1,290,828  $ 2,020,377  $ 1,654,501
                                        ===========  ===========  ===========
Basic earnings per share............... $      0.24  $      0.40  $      0.44
                                        ===========  ===========  ===========
Diluted earnings per share............. $      0.22  $      0.31  $      0.44
                                        ===========  ===========  ===========


          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1998, 1997 and 1996

                          Series A Convertible                                                       Common Stock
                            Preferred Stock          Common Stock                                     Subscribed
                          -----------------------  ------------------  Additional                 ------------------
                            Number                  Number               Paid-in    Accumulated    Number
                           of Shares     Amount    of Shares  Amount     Capital      Deficit     of Shares  Amount
                          -----------   ---------  ---------  -------  -----------  ------------  --------- --------
Balance, January 1,
 1996...................           --    $     --  3,531,439  $35,314  $15,088,747  $(10,288,692)  170,000  $200,000
Debt converted to common
 shares.................           --          --    175,000    1,750      173,250           --        --        --
Warrants exercised at
 $1.50 per share, net of
 costs associated with
 raising funds..........           --          --    966,250    9,662    1,415,079           --    247,500   371,250
Warrants exercised at
 $1.00 per share........           --          --     52,500      525       51,975           --        --        --
Common shares issued in
 exchange for services..           --          --    133,000    1,330       24,870           --        --        --
Retired shares and
 common
 stock subscribed.......           --          --        (39)     --           (59)          --    (46,667)  (58,334)
Net income available to
 common stockholders....           --          --        --       --           --      1,654,501       --        --
                           -----------   --------- ---------  -------  -----------  ------------   -------  --------
Balance, December 31,
 1996...................           --          --  4,858,150   48,581   16,753,862    (8,634,191)  370,833   512,916
Issuance of 25,000
 shares of Series A
 convertible preferred
 stock..................        25,000         250       --       --     2,254,123           --        --        --
Common shares issued....           --          --    182,500    1,825      330,363           --        --        --
Warrants exercised at
 $.90 per share.........           --          --     70,000      700       62,300           --        --        --
Warrants exercised at
 $1.00 per share........           --          --    110,000    1,100      108,900           --        --        --
Stock based
 compensation...........           --          --        --       --        38,700           --        --        --
Exercise of 8,500 stock
 options................           --          --      8,500       85       14,790           --        --        --
Retired shares and
 common stock
 subscribed.............           --          --       (177)      (2)        (576)          --     (3,333)   (5,000)
Net income available to
 common stockholders....           --          --        --       --           --      2,020,377       --        --
                           -----------   --------- ---------  -------  -----------  ------------   -------  --------
Balance, December 31,
 1997...................        25,000         250 5,228,973   52,289   19,562,462    (6,613,814)  367,500   507,916
Issuance of 15,000
 shares of Series A
 convertible preferred
 stock..................        15,000         150       --       --     1,443,040           --        --        --
Exercise of 72,357 stock
 options................           --          --     72,357      724      108,712           --        --        --
Reduction of common
 stock subscribed.......           --          --        --       --           --            --    (20,000)  (25,000)
Net income before
 preferred
 stock dividend.........           --          --        --       --           --      1,690,828       --        --
Preferred stock
 dividend...............           --          --        --       --           --       (400,000)      --        --
                           -----------   --------- ---------  -------  -----------  ------------   -------  --------
Balance, December 31,
 1998...................        40,000   $     400 5,301,330  $53,013  $21,114,214  $ (5,322,986)  347,500  $482,916
                           ===========   ========= =========  =======  ===========  ============   =======  ========

          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31
                                         --------------------------------------
                                             1998         1997         1996
                                         ------------  -----------  -----------
Cash flows from operating activities
  Net income before preferred stock
   dividend............................  $  1,690,828  $ 2,020,377  $ 1,654,501
  Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities
    Deferred income tax................      (647,201)  (1,000,000)    (500,000)
    Depreciation and amortization......     1,645,673      847,189      732,066
    Decrease in accounts receivable
     allowance.........................       (13,000)         --           --
  Change in operating assets and
   liabilities, excluding acquisitions
    Accounts receivable................      (726,341)       5,577     (348,676)
    Inventories........................      (189,212)    (459,116)    (540,253)
    Other current and long-term
     assets............................      (851,572)  (1,923,971)    (149,019)
    Accounts payable...................       709,860      140,226   (1,039,498)
    Accrued expenses...................       679,911      (95,199)     211,501
                                         ------------  -----------  -----------
Net cash provided by (used in)
 operating activities..................     2,298,946     (464,917)      20,622
                                         ------------  -----------  -----------
Cash flows from investing activities
  Acquisition of companies, net of cash
   acquired............................   (13,675,401)    (900,618)         --
  Acquisition of property and
   equipment, net of retirements.......    (2,381,810)    (652,715)    (444,706)
                                         ------------  -----------  -----------
Net cash used in investing activities..   (16,057,211)  (1,553,333)    (444,706)
                                         ------------  -----------  -----------
Cash flows from financing activities
  Dividends paid.......................      (400,000)         --           --
  Net proceeds (repayments) from
   working capital line................     5,176,618     (126,781)     209,297
  Net proceeds from equipment term
   loan................................     1,186,668    1,037,268           --
  Proceeds from issuance of convertible
   debt................................           --           --       175,000
  Proceeds from long-term debt.........     4,020,986    3,012,732          --
  Loan and mortgage repayments.........    (2,064,945)  (1,347,889)     (85,402)
  Gross proceeds from issuance of
   stock, private placements, stock
   warrants and stock options..........     1,634,286    2,820,370    1,264,696
  Costs of raising capital.............       (56,810)    (202,812)     (74,230)
                                         ------------  -----------  -----------
Net cash provided by financing
 activities............................     9,496,803    5,192,888    1,489,361
                                         ------------  -----------  -----------
Net increase (decrease) in cash........    (4,261,462)   3,174,638    1,065,277
Cash and cash equivalents, beginning of
 year..................................     4,411,347    1,236,709      171,432
                                         ------------  -----------  -----------
Cash and cash equivalents, end of
 year..................................  $    149,885  $ 4,411,347  $ 1,236,709
                                         ============  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for
   interest............................  $  1,285,000  $   582,000  $   619,000
  Cash paid during the year for taxes..  $     23,890  $    34,119  $     5,575
                                         ============  ===========  ===========

In 1998, the Company entered into capital leases aggregating $520,986.

In 1997, the Company entered into capital leases aggregating $27,417.

In 1996, the Company entered into capital leases aggregating $91,657.

          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION

  Berger Holdings, Ltd. ("Company") was incorporated in the Commonwealth of Pennsylvania on August 28, 1979.

  The Company operates primarily from a manufacturing facility in Feasterville, Pennsylvania. The Company operates in one segment producing aluminum, galvanized steel and copper roof drainage products. Berger sells to wholesale building product distributors throughout the United States, its territories and Canada, but is specifically concentrated in the Mid-Atlantic, New England and Northeast corridor. The Company routinely grants credit to these distributors.

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

 Property and Equipment and Depreciation and Amortization

  Property and equipment are carried at cost. Depreciation is computed by straight-line and accelerated methods using estimated useful lives of 5 to 30 years for buildings and improvements and 3 to 10 years for machinery and equipment. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of all highly liquid instruments with original maturities of three months or less.

 Revenue Recognition

  The Company records revenues on its products when goods are shipped.

 Goodwill

  Goodwill is amortized using the straight-line method over 10-25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over the remaining life can be recovered through projected undiscounted future cash flows. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or fair value of the asset, where appropriate. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

 Other Assets

  Costs and payments pursuant to noncompetition arrangements entered into in connection with business acquisitions are amortized over the terms of the arrangements. Other intangibles include patents, capitalized acquisition costs and acquired customer lists or markets. All intangibles are being amortized by the straight-line method over periods not exceeding 15 years. The Company assesses the recoverability of intangibles by determining whether the amortization of the asset balance can be recovered through projected undiscounted cash flows over its remaining life.

                             BERGER HOLDINGS, LTD.

 Income Taxes

  Income taxes are accounted for under the asset and liability method. The Company accounts for the recognition of deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. The provision (benefit) for (from) deferred income taxes results from temporary differences which consist of different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

 Earnings Per Share

  Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings.

 Segment Disclosures

  In 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS No. 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has one operating segment, which is engaged in the production of aluminum, galvanized steel, painted steel and copper roof drainage products.

 Reclassification

  Certain balances not affecting net income have been reclassed to conform to the current year presentation.

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

3. ACQUISITIONS

  On December 7, 1998, the Company acquired certain assets of Sheet Metal Manufacturing Co., Inc. (Sheet Metal), a manufacturer of roof drainage products. The purchase price consisted of $3,675,401 in cash and a note payable of approximately $900,000. The acquisition was funded by an increase to the Company's credit facility and equipment term loan in an aggregate amount of $4,063,093. This acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight-line basis over 25 years.

  On January 2, 1998, the Company acquired the roof drainage manufacturing segment of Benjamin Obdyke, Inc. (Obdyke). The purchase price was $10,000,000 cash, a note payable for $879,000, 125,000 shares of the Company's redeemable common stock (see note 10 of the consolidated financial statements) and 50,000 warrants to purchase the Company's common stock at an exercise price of $4.42 per share. The acquisition was funded by an increase in the Company's credit facility of $4,160,000, the issuance to private investors of 40,000 shares of $100 Series A Preferred Stock, the issuance of $2,500,000 in 12.25% debentures and the issuance of 300,000 common stock warrants with an exercise price of $4.25 to holders of the preferred stock (see note 17 to the consolidated financial statements). This acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight line basis over 25 years.

                             BERGER HOLDINGS, LTD.

  On February 7, 1997, the Company purchased a 100% interest in Real-Tool, Inc. (Real Tool), a Virginia Corporation. The purchase price was $900,618 in cash, a note payable for $750,000, 100,000 shares of the Company's common stock, and a 6% royalty payment for all metal Real-Tool sales through the year 2012. The acquisition was accounted for as a purchase and the excess of the fair value of assets (goodwill) is being amortized on a straight line basis over 14 years, which is the remaining years left on the snow guard patent. The acquisition was funded through operating cash.

  The following table presents the unaudited proforma results of operations as if the acquisition of Obdyke, Sheet Metal and Real Tool had occurred at the beginning of each respective period presented after giving effect to certain adjustments, including amortization of goodwill and increased interest expense. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or results which may occur in the future.

                                                          Years Ended December
                                                                   31,
                                                         -----------------------
                                                            1998        1997
                                                         ----------- -----------
   Net Sales............................................ $46,600,000 $51,816,778
                                                         =========== ===========
   Net Income........................................... $ 1,800,000 $ 2,727,844
                                                         =========== ===========
   Earnings Per Share
     Basic.............................................. $       .34 $       .54
                                                         =========== ===========
     Diluted............................................ $       .29 $       .42
                                                         =========== ===========

4. INVENTORIES

  Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

  As of December 31, 1998 and 1997, inventories consist of the following:

                                                            1998        1997
                                                         ----------  ----------
   Raw materials........................................ $3,951,194  $1,422,501
   Finished goods.......................................  2,624,451   1,215,959
   Packaging materials and supplies.....................    122,775      60,006
   Less provision for obsolescence......................   (146,000)    (46,000)
                                                         ----------  ----------
                                                         $6,552,420  $2,652,466
                                                         ==========  ==========

                             BERGER HOLDINGS, LTD.

5. PROPERTY AND EQUIPMENT

  As of December 31, 1998 and 1997, property and equipment consists of the following:

                                                           1998        1997
                                                        ----------- -----------
   Land................................................ $   485,000 $   485,000
   Building............................................   5,347,021   3,842,865
   Machinery...........................................   6,560,651   5,295,593
   Furniture and fixtures..............................   1,236,825     503,011
   Trucks and autos....................................     824,516     567,477
   Dies................................................   1,044,231     631,366
   Equipment deposits..................................         --      500,000
   Leasehold improvements..............................   1,392,264     881,571
                                                        ----------- -----------
                                                         16,890,508  12,706,883
   Less accumulated depreciation.......................   7,101,493   6,096,755
                                                        ----------- -----------
                                                        $ 9,789,015 $ 6,610,128
                                                        =========== ===========

  Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $1,022,569, $690,786 and $653,266, respectively.

  Total cost of machinery under capital leases included above as of December 31, 1998 and 1997 was $649,796 and $177,283, respectively. Accumulated depreciation for machinery under capital leases included above as of December 31, 1998 and 1997 was $109,103 and $34,474, respectively.

6. OTHER ASSETS

  As of December 31, 1998 and 1997, other assets consist of the following:

                                                             1998       1997
                                                          ---------- ----------
   Patents, customer lists, etc. ........................ $1,489,124 $  475,845
   Non-compete agreements................................  1,252,381        --
   Capitalized acquisition costs.........................    543,248    132,426
   Equipment deposits....................................  1,022,748    405,093
   Other.................................................     34,782     13,211
                                                          ---------- ----------
                                                          $4,342,283 $1,026,575
                                                          ========== ==========

                             BERGER HOLDINGS, LTD.

7. LONG-TERM DEBT

  As of December 31, 1998 and 1997, long-term debt consisted of the following:

                                                             1998        1997
                                                          ----------- ----------
   $9,500,000 revolving line-of-credit expiring in
    January, 2001. Interest is due monthly at prime plus
    1/2% (prime was 7.75% as of December 31, 1998). This
    line is collateralized by 85% of eligible accounts
    receivable, 50% of eligible inventory, and any
    remaining uncollateralized property and equipment...  $ 6,624,294 $1,447,675
   Term loan, payable in 24 monthly installments of
    $44,333 plus interest at prime plus 1% through
    January 2001, and a balloon payment of $1,336,008
    due in January, 2001. This loan is collateralized by
    machinery and equipment.............................    2,400,000  1,213,332
   12.25% subordinated debenture, due January 2, 2003,
    interest is payable quarterly commencing February 1,
    1998 through maturity...............................    2,500,000  2,000,000
   Notes payable in connection with various acquisitions
    of assets. Due in quarterly installments of $310,170
    plus interest at 9% through January 2000............    1,611,939    187,500
   Mortgage note payable, principal and interest (7.25%)
    due in monthly payments of approximately $27,400
    through March, 2008 with a balloon of $1,374,838 due
    then................................................    2,943,589  1,612,218
   Capital leases, due in monthly installments of
    approximately $13,500, including interest, ranging
    from 2.90% to 11.0% through 2003; collateralized by
    certain equipment...................................      542,771     84,101
                                                          ----------- ----------
                                                           16,622,593  6,544,826
   Less current maturities..............................    2,062,286    522,679
                                                          ----------- ----------
                                                          $14,560,307 $6,022,147
                                                          =========== ==========

  The 12.25% subordinated debenture (12.25% debenture) matures on January 2. 2004. The interest rate on the 12.25% debenture will increase on January 2, 2002 for $2,000,000 of the 12.25% debenture from 12.25% to 20% until maturity; and on January 2, 2002 for $500,000 of the 12.25% debenture from 12.25% to 19.25%. The interest rate will decrease on $500,000 of the 12.25% debenture on January 3, 2003 to 14% until maturity (see Note 17 to the consolidated financial statements). The 12.25% debentures are not convertible into common shares (See Note 17).

  Scheduled annual maturities of long-term debt as of December 31, 1998 are as follows:

       Year Ending December 31
       -----------------------
          1999.....................................................  $ 2,062,286
          2000.....................................................    1,106,005
          2001.....................................................    8,212,608
          2002.....................................................    2,755,417
          2003.....................................................      234,571
          Thereafter...............................................    2,251,706
                                                                     -----------
                                                                     $16,622,593
                                                                     ===========

                             BERGER HOLDINGS, LTD.

  The mortgage balance increased approximately $1,450,000 due to the construction of new office space and the refinancing of the entire Feasterville property with a financial institution. The increased mortgage balance was refinanced at 7.25% compared to 10.25% previously.

  Scheduled annual maturities of capital leases as of December 31, 1998 are as follows:

       Year Ending December 31
       -----------------------
          1999........................................................  $121,611
          2000........................................................   123,565
          2001........................................................   114,651
          2002........................................................   107,442
          2003........................................................    75,502
          Thereafter..................................................       --
                                                                        --------
                                                                        $542,771
                                                                        ========

8. ACCRUED EXPENSES

  As of December 31, 1998 and 1997, accrued expenses consist of the following:

                                                               1998      1997
                                                            ---------- --------
   Payroll and related expenses............................ $  133,073 $ 89,702
   Accrued customer rebates................................    470,000  329,518
   Other accrued expenses..................................    538,860   42,803
                                                            ---------- --------
     Total accrued expenses................................ $1,141,933 $462,023
                                                            ========== ========

9. INCOME TAXES

  The sources of temporary differences and the tax effect of each as of December 31, 1998 and 1997 as follows:

                                                            1998       1997
                                                         ---------- -----------
   Inventory reserves................................... $   18,400 $    18,400
   Net operating loss carryforwards.....................  2,114,768   2,429,871
   Depreciation and other...............................     82,033      75,533
                                                         ---------- -----------
     Subtotal...........................................  2,215,201   2,523,804
   Valuation allowance..................................        --   (1,023,804)
                                                         ---------- -----------
     Total net deferred tax asset....................... $2,215,201 $ 1,500,000
                                                         ========== ===========

  The valuation allowance decreased by $1,023,804, $1,387,905 and $933,849 during the years ended December 31, 1998, 1997 and 1996, respectively. The 1997 gross valuation allowance amount has increased to $1,023,804 from the originally reported $397,400, to reflect revised information regarding the availability of net operating loss carry forwards. This change did not affect the net balances reported. Based on the revised information available to management and considering the factors at December 31, 1997, management believes that the realization of the deferred tax benefit would require the valuation allowance recognized at December 31, 1997.

                             BERGER HOLDINGS, LTD.

  The net deferred asset has been recognized on the balance sheet as follows:

                                                                December 31
                                                           ---------------------
                                                              1998       1997
                                                           ---------- ----------
   Current portion........................................ $  484,000 $  800,000
   Noncurrent portion.....................................  1,731,201    700,000
                                                           ---------- ----------
                                                           $2,215,201 $1,500,000
                                                           ========== ==========

  As of December 31, 1998, the Company had carryforward net operating losses of approximately $6,000,000, expiring through 2010. In addition, investment tax credits of approximately $5,000 are available to apply against future income taxes, if any, and expire in 2000.

  Provision for income taxes for 1998, 1997 and 1996 were as follows:

                                           1998         1997         1996
                                        -----------  -----------  -----------
Current federal tax expense............ $    15,000  $    20,000  $    18,000
Current state tax expense..............      53,000        7,000        9,000
Deferred tax expense...................     308,603      360,905      483,000
Deferred, reduction of valuation
 allowance.............................  (1,023,804)  (1,387,905)  (1,000,000)
                                        -----------  -----------  -----------
  Tax (benefit)........................ $  (647,201) $(1,000,000) $  (500,000)
                                        ===========  ===========  ===========

  Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

                               Years Ended December 31,
                               ------------------------------
                                 1998       1997      1996
                               --------   --------   --------
   Taxes at U.S. Federal
    statutory rate...........      34.0%      34.0%     34.0%
   State income taxes,
     Net of federal benefit..      3.35%       0.0%      0.0%
   Other, net................     (1.26%)      1.0%      1.0%
   Valuation Allowance
    Reduction................     (98.1%)   (133.0%)   (78.0%)
                               --------   --------   -------
                                 (62.01%)    (98.0%)   (43.0%)
                               ========   ========   =======

  Certain gains which were recognized as a result of the Company's emergence from bankruptcy are not considered taxable income for either federal or state purposes. Additionally, gains recognized from exchanging debt for common stock are not considered taxable income. However, these gains reduce prior years' net operating loss carryforwards.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, along with reasonable and prudent tax planning strategies and the expiration dates of carryforwards, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 1998.

                             BERGER HOLDINGS, LTD.

10. REDEEMABLE COMMON STOCK

  During 1998, the Company issued 125,000 shares of common stock in connection with the acquisition of the roof drainage manufacturing segment of Benjamin Obdyke, Inc. In conjunction with the transaction, the Company entered into a repurchase agreement whereby the holder of the common stock has the option to require the Company to repurchase the stock at $4.00. These shares have been classified as redeemable common stock in the consolidated financial statements.

11. EARNINGS PER SHARE

  Basic and diluted earnings per share for the years 1996 through 1998 are as follows:

                                                  1998       1997       1996
                                               ---------- ---------- ----------
   Basic earnings per share
     Net income available to common
      stockholders...........................  $1,290,828 $2,020,377 $1,654,501
                                               ---------- ---------- ----------
     Weighted average common shares
      outstanding............................   5,367,546  5,057,828  3,720,149
                                               ---------- ---------- ----------
   Basic earnings per share..................  $     0.24 $     0.40 $     0.44
                                               ========== ========== ==========
   Diluted earnings per share
     Income before preferred stock dividend..  $1,690,828 $2,020,377 $1,654,501
                                               ---------- ---------- ----------
     Weighted average common shares
      outstanding............................   5,367,546  5,057,828  3,720,149
     Add: effect of vested and non-vested
         dilutive securities.................   1,214,442  1,500,498        --
     Add: effect of convertible preferred
      shares.................................     941,177      1,612        --
                                               ---------- ---------- ----------
                                                7,523,165  6,559,937  3,720,149
                                               ========== ========== ==========
   Diluted earnings per share................  $     0.22 $     0.31 $     0.44
                                               ========== ========== ==========

  Stock equivalents which were exercisable at prices greater than the average market price of the common shares during the year have been excluded from the computation since the effect would be anti-dilutive. As of December 31, 1998, there were 465,000 options meeting this criterion.

12. STOCK OPTIONS

  Under various plans, the Company may grant stock options to key executives, directors, management personnel, other employees and consultants. Transactions under the various stock option plans for the period indicated were as follows:

                                       Wtd. Avg.            Wtd. Avg.            Wtd. Avg.
                              1998       Price     1997       Price     1996       Price
                            ---------  --------- ---------  --------- ---------  ---------
   Outstanding as of
    beginning of year...... 2,449,248    $1.71   2,261,998    $1.55   1,205,167    $1.50
   Options granted.........       --       --      195,750    $3.41   1,065,000    $1.60
   Options exercised or
    canceled...............  (107,798)   $1.51      (8,500)   $1.75      (8,169)   $1.50
                            ---------            ---------            ---------
   Outstanding as of
    December 31............ 2,341,450    $1.73   2,449,248    $1.71   2,261,998    $1.55
                            =========            =========            =========
   Exercisable as of
    December 31............ 1,341,450    $1.76   1,179,248    $1.81     736,998    $1.50
                            =========            =========            =========

                             BERGER HOLDINGS, LTD.

  The following table summarizes information about stock options outstanding as of December 31, 1998:

                                    Weighted
                                    Average
                      Number       Remaining        Weighted      Number       Weighted
      Range of      Of Options      Years of        Average     Of Options     Average
   Exercise Price   Outstanding Contractual Life Exercise Price Exercisable Exercise Price
   --------------   ----------- ---------------- -------------- ----------- --------------
    $1.00-$2.99      2,143,100        8.87           $1.57       1,183,100      $1.52
    $3.00-$3.99        168,350        7.06           $3.39         128,350      $3.35
    $4.00-$4.55         30,000        4.00           $4.55          30,000      $4.55
                     ---------                                   ---------
                     2,341,450                                   1,341,450
                     =========                                   =========

  The Company did not recognize compensation costs for stock based compensation awards in 1998, 1997 and 1996. The Company accounts for such compensation under the provisions of Accounting Principles Board Opinion No.
25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards granted in 1998 and 1997 consistent with SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                           1998       1997
                                                        ---------- ----------
   Income available to common
    stockholders........................... As reported $1,290,828 $2,020,377
                                            Pro forma   $1,290,828 $1,792,942
   Basic earnings per share................ As reported $      .24 $      .40
                                            Pro forma   $      .24 $      .35
   Diluted earnings per share.............. As reported $      .22 $      .31
                                            Pro forma   $      .22 $      .27

  There were no officer options granted during 1998 or 1997. Grants made in prior years were recognized in their entirety during the 1997 and 1996 proforma expense. The fair value of the options granted in 1997 used to compute pro forma net income and earnings per share disclosures is the estimated present value at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%; expected volatility of 29% in 1997, a risk free interest rate of 6.2% in 1997; and it is expected that the options will be exercised immediately upon vesting.

  During 1997, the Company entered into an agreement with First Colonial Securities Group, Inc. ("FCSG") to provide corporate financing and investment banking services. In connection with this agreement the Company granted to FCSG, 100,000 common stock options exercisable at prices ranging from $3.25-- $4.55 per share. In accordance with SFAS 123, compensation of $38,700 was recognized in 1997, which was charged to additional paid in capital.

13. COMMON STOCK AND WARRANTS

  In January, 1998 in connection with the purchase of certain Obdyke assets the Company issued 300,000 warrants at an exercise price of $4.25. The Company also issued 50,000 warrants to the previous owners of Obdyke's metal division at an exercise price of $4.42. The warrants are immediately exercisable and will expire two years from the date of issuance.

  In January, 1998 and December, 1997 the Company issued 40,000 shares of Series A Convertible Preferred Stock for $100 per share. These shares have a $100 per share liquidating preference. Each share is convertible at any time into 23.53 common shares. Dividends on the preferred shares are cumulative, provided at $10.00 per

                             BERGER HOLDINGS, LTD.

share per annum and payable quarterly commencing March 31, 1998. On the fifth anniversary of the original issue of the preferred shares the dividend rate is scheduled to increase to $20.00 per share. The shares are redeemable at the Company's option from January 2, 2000 to January 2, 2003, if the Company's common stock's average sale price exceeds $9.00 per share over a period specified in the agreement. Subsequent to January 2, 2003 the preferred shares are redeemable at the Company's option. The redemption price is $105 per share. (See Note 17 to the consolidated financial statements.)

  In connection with the acquisition of Real Tool, Inc. the Company issued 100,000 shares of common stock.

  In 1997 and 1996, the Company issued 82,500 and 133,000 shares, respectively of common stock in exchange for consulting services. Additionally, in 1996 the Company issued convertible debt aggregating $175,000, which was converted into 175,000 shares of common stock.

  The Company entered into an agreement through December 31, 1997 with a shareholder to provide management support, strategic planning and assistance in raising capital. Under the terms of the agreement, the Company provided 75,000 unregistered shares, in 1996, and paid this consultant $75,000 in 1995. The Company revised this contract, effective January 1, 1997. Under the revised contract, the Company issued 37,500 shares of common stock in 1997 to satisfy all obligations under this contract.

  As of December 31, 1998, total outstanding warrants were 725,000. The exercise price of these warrants ranged from $1.00 to $4.42 and expire at various dates through 2003.

  Stock warrant transactions are summarized as follows:

                                                           Stock    Wt Avg Price
                                                          Warrants  per Warrant
                                                          --------  ------------
   Outstanding, January 1, 1997..........................  555,000     $1.35
     Exercised........................................... (180,000)     0.96
                                                          --------     -----
   Outstanding, December 31, 1997........................  375,000      1.53
     Issued..............................................  350,000      4.27
                                                          --------     -----
   Outstanding, December 31, 1998........................  725,000     $2.86
                                                          ========     =====

  At December 31, 1998, $482,916 is due from officers for stock subscribed, relating to loans for the exercise of options and the purchase of stock. The balance due on certain subscriptions can be forgiven at the discretion of the Board of Directors or if during the period 1998 through 1999, operating earnings goals are met as follows:

    1) If per share operating earnings are at least 110% of 1996 per share operating earnings, $58,333 will be forgiven or,

    2) If per share operating earnings are at least 120% of 1996 per share operating earnings, the entire balance will be forgiven.

  There was no forgiveness in 1998 or 1997 for these subscriptions.

                             BERGER HOLDINGS, LTD.

14. COMMITMENTS AND CONTINGENCIES

  The Company leases certain real property and equipment under noncancellable operating leases. Under certain leasing arrangements, the Company pays property taxes, insurance and maintenance related to the leased property. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $614,077, $185,000 and $106,000, respectively. As of December 31, 1998, minimum rental commitments under long-term, noncancellable operating leases are as follows:

       Year Ending December 31
       -----------------------
          1999......................................................  $  830,440
          2000......................................................     824,315
          2001......................................................     812,228
          2002......................................................     804,053
          2003......................................................     416,214
          Thereafter................................................     240,246
                                                                      ----------
                                                                      $3,927,496
                                                                      ==========

  The Company's current involvement in legal proceedings are those which arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial position, results of operation, or liquidity of the Company.

  The Company participates in a multi-employer pension plan covering substantially all of its union employees. The union employees comprise 68% of the Company's workforce which are represented by two unions. The Company makes monthly payments as required into the multi-employer plan trust established for union employees. Under the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plan's unfunded vested benefits liability. The Company's share of the unfunded liability related to Local 107 Multi-Employer Pension Plan, is $58,000. The Company's share of the unfunded liability related to Local 169's Multi-Emplyer Pension Plan is $500,000. The Company's union agreements expire on December 31, 2001.

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

 Long-Term Debt

  The fair value of the Company's long-term debt is estimated based on the current rates available to the Company for debt of the same remaining maturities. As of December 31, 1998, the carrying value of this debt, aggregating $16,622,593 approximates the fair value.

                             BERGER HOLDINGS, LTD.

17. SUBSEQUENT EVENT

  During the first quarter of 1999, and effective as of January 1, 1999, the Company entered into an agreement to convert 40,000 shares of Series A Preferred Stock to 10% Subordinated Convertible Debentures (10% debentures) due December 31, 2003. The 10% debentures are convertible at any time into
23.53 common shares for each $100 of 10% debentures outstanding on the conversion date subject to specified anti-dilution adjustments.

  Simultaneously with the conversion of the Series A Preferred Stock, the Company extended the exercise date on 300,000 common stock warrants from January 2, 2003 to December 31, 2003; and extended the maturity date on the 12.25% debentures from January 2, 2003 to December 31, 2003. The increase in interest rates to 20% and 19.25% respectively on the 12.25% debentures were extended from January 2, 2001 for $2,000,000 of the 12.25% debenture to January 2, 2002; and were extended from January 3, 2001 for $500,000 of the 12.25% debenture to January 2, 2002. The interest rate decrease from 19.25% to 14% on $500,000 of the 12.25% debenture will be extended to January 2, 2003 rather than the original date of January 3, 2002.

18. SUPPLEMENTARY INFORMATION (UNAUDITED)

  This table summaries the unaudited results of operations for each quarter of 1998 and 1997.

                              First       Second      Third      Fourth      Total
                            ----------  ---------- ----------- ---------- -----------
   1998
   Net Sales............... $7,014,455  $9,739,325 $10,273,223 $8,581,306 $35,608,309
   Operating income........    135,293     872,838     976,183    207,431   2,191,745
   Income (loss) available
    to common
    stockholders...........   (153,511)    453,123     494,557    496,659   1,290,828
   Basic earnings (loss)
     Per share............. $    (0.03) $     0.08 $      0.09 $     0.10 $      0.24
   Diluted earnings
     Per share............. $    (0.03) $     0.07 $      0.08 $     0.10 $      0.22

                              First       Second      Third      Fourth      Total
                            ----------  ---------- ----------- ---------- -----------
   1997
   Net Sales............... $4,499,323  $5,514,006 $ 5,878,929 $4,855,759 $20,748,017
   Operating income........    296,080     585,390     597,297    108,860   1,587,627
   Income available to
    common stockholders....    164,424     641,332     658,449    556,172   2,020,377
   Basic earnings
     Per share............. $     0.03  $     0.13 $      0.13 $     0.11 $      0.40
   Diluted earnings
     Per share............. $     0.03  $     0.10 $      0.10 $     0.08 $      0.31

        Report of Independent Auditors on Financial Statement Schedules

To the Board of Directors and Stockholders of Berger Holdings, Ltd.

  Under date of March 3, 1999, we reported on the consolidated balance sheet of Berger Holdings, Ltd. and subsidiary as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statement, we also audited the related consolidated financial statement schedule, as of December 31, 1998, as listed in the accompanying index (item 14). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG

Philadelphia, PA
March 3, 1999

  2. Financial statement schedules--The following consolidated financial statement schedules are included herein:

                                  SCHEDULE II

                             BERGER HOLDINGS, LTD.
                       VALUATION AND QUALIFYING ACCOUNTS

             For the Years Ended December 31, 1998, 1997 and 1996

        Column A          Column B         Column C          Column D     Column E
        --------         ---------- ---------------------- ------------- ----------
                                          Additions
                                    ----------------------
                         Balance at Charged to   Charged                 Balance at
                         Beginning   Cost and   to Other                    End
      Description        of Period   Expense   Accounts(1) Deductions(2) of Period
      -----------        ---------- ---------- ----------- ------------- ----------
1998 Accounts
 Receivable--
  Allowance for doubtful
   accounts.............  $43,000    $ 5,930    $    --       $18,930     $ 30,000
  Inventory reserves....   46,000        --      100,000          --       146,000
1997 Accounts
 Receivable--
  Allowance for doubtful
   accounts.............  $43,000    $12,107    $    --       $12,107     $ 43,000
  Inventory reserves....   46,000        --          --           --        46,000
1996 Accounts
 Receivable--
  Allowance for doubtful
   accounts.............  $43,000    $   999    $    --       $   999     $ 43,000
  Inventory reserves....   46,000        --          --           --        46,000

--------
(1) Includes reserves for inventory of business acquired.
(2) Write off of uncollectible accounts.

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the financial statements or the notes thereto and therefore have been omitted.

3. Exhibits

 Exhibit
 Number                Title                          Method of Filing
 -------               -----                          ----------------
   2(a)  Debtor's Third Amended Joint Plan  Incorporated by reference to
         of Reorganization                  Exhibit 1 of the Company's Current
                                            Report on Form 8-K filed on March
                                            31, 1993 (the "March 1993 8-K")

   2(b)  Third Amended Disclosure           Incorporated by reference to
         Statement for Debtor's Amended     Exhibit 2 of the March 1993 8-K
         Joint Plan of Reorganization

   2(c)  Settlement Agreement by and        Incorporated by reference to
         between the Registrant and         Exhibit 4 of the March 1993 8-K
         Meridian Bank

   3(a)  Articles of Incorporation          Incorporated by Reference to
                                            Exhibit 3 of the Registration
                                            Statement on Form S-18 filed
                                            February 15, 1983 (File No. 2-
                                            81851-W) (the "1983 Registration
                                            Statement")

   3(b)  Articles of Amendment dated        Incorporated by reference to
         November 29, 1989                  Exhibit 3(b) of the Annual Report
                                            on Form 10-K for the year ended
                                            December 31, 1989 (the "1989 Form
                                            10-K")

   3(c)  Articles of Amendment effective    Incorporated by reference to
         July 30, 1990                      Exhibit 3(c) to Amendment No. 1 to
                                            the Registration Statement on Form
                                            S-1 filed on October 15, 1990
                                            ("Pre-Effective Amendment No. 1")
                                            (File No. 33-35898)

   3(d)  Amended and Restated Bylaws        Incorporated by reference to
                                            Exhibit 3(d) of the Registration
                                            Statement on Form S-1 filed June
                                            16, 1993 (the "1993 Form S-1")
                                            (File No. 33-64468)

   3(e)  Articles of Amendment dated July   Incorporated by reference to
         22, 1993                           Exhibit 3(e) of the Annual Report
                                            on Form 10-K for the year ended
                                            December 31, 1993 (the "1993 Form
                                            10-K")

   3(f)  Articles of Amendment dated        Incorporated by reference to
         December 29, 1997                  Exhibit 3(f) of the Annual Report
                                            on Form 10-K for the year ended
                                            December 31, 1997

   4(a)  Form of 1993 Private Placement     Incorporated by reference to
                                            Exhibit 4(g) of the 1993 Form S-1

   4(b) Form of Consulting Warrant by and Incorporated by reference to between the Company and Universal Exhibit 4(h) of the 1993 Form S-1
         Solutions, Inc.

   4(c)  Form of 1993 Private Placement     Incorporated by reference to
         Warrant No. 2                      Exhibit 4.9 of the Registration
                                            Statement on Form S-3 filed January
                                            21, 1994 (the "Form S-3") (File No.
                                            33-82152)

   4(d)  Form of Consulting Warrant         Incorporated by reference to
                                            Exhibit 4.10 of the Form S-3

  10(a)  Lease Agreement between Berger     Incorporated by reference to
         Bros. Company and Feasterville     Exhibit 10(i) of the 1989 Form 10-K
         Associates dated May 30, 1989

  10(b)  Addendum to Lease Agreement        Incorporated by reference to
         between Berger Bros. Company and   Exhibit 10(j) of the 1989 Form 10-K
         Feasterville Associates dated May
         30, 1989


 Exhibit
 Number                Title                          Method of Filing
 -------               -----                          ----------------
  10(c)  Cobra Ridge Vent Sale Agreement    Incorporated by reference to
                                            Exhibit 10(r) of the Annual Report
                                            on Form 10-K for the year ended
                                            December 31, 1993

  10(d)  Employment Agreement between       Filed Herewith
         Berger Holdings, Ltd. and
         Theodore A. Schwartz

  10(e)  Employment Agreement between       Filed Herewith
         Berger Holdings, Ltd. and Joseph
         F. Weiderman

  10(f)  Employment Agreement between       Filed Herewith
         Berger Holdings, Ltd. and Paul L.
         Spiese, III

  10(g)  Stock Purchase Agreement, dated    Incorporated by Reference to
         as of February 7, 1997, by and     Exhibit 2.1 of the Company's Report
         between Berger Holdings, Ltd. and  on Form 8-K filed on February 20,
         Roger M. Cline                     1997 (the "February 1997 8-K")

  10(h)  Amendment to Stock Purchase        Incorporated by Reference to
         Agreement, dated as of February    Exhibit 2.2 of of the February 1997
         7, 1997, by and between Berger     8-K
         Holdings, Ltd. and Roger M. Cline

  10(i)  Asset Purchase Agreement dated as  Incorporated by reference to of December 3, 1997, by and among  Exhibit 2.1 of Company's Report on
         the Registrant, Obdyke and the     Form 8-K filed on January 20, 1998,
         Shareholders of Obdyke             as amended (the "January 1998 Form
                                            8-K")

  10(j)  Preferred Stock Purchase           Incorporated by reference to
         Agreement, dated as of December    Exhibit 2.2 to the January 1998
         17, 1997, by and among the         Form 8-K
         Registrant, Tandem and Argosy

  10(k)  Debenture Purchase Agreement,      Incorporated by reference to
         dated as of December 17, 1997, by  Exhibit 2.3 to the January 1998
         and among the Registrant, Tandem   Form 8-K
         and Argosy

  10(l)  Amended and Restated Loan and      Incorporated by reference to
         Security Agreement, dated as of    Exhibit 2.4 to the January 1998
         January 2, 1998, by and among      Form 8-K
         Berger Financial Corp., a
         Delaware corporation, Berger
         Bros. Company, a Pennsylvania
         corporation and Summit Bank, N.A.

  10(m)  Amendment to Amended and Restated  Incorporated by reference to
         Loan and Security Agreement,       Exhibit 2.2 to the Company's
         dated as of December 31, 1998, by  Current Report on Form 8-K, dated and among Berger Financial Corp.,  December 22, 1998
         a Delaware Corporation, Berger
         Bros Company, A Pennsylvania
         corporation and Summit Bank, N.A.

  21     Subsidiaries of the Company        Incorporated by reference to
                                            Exhibit 22 to the 1989 Form 10-K

  23.1   Consent of KPMG LLP                Filed Herewith

  23.2   Consent of Goldenberg Rosenthal    Filed Herewith
         LLP

  27     Financial Data Schedule            Filed Herewith (EDGAR version only)

  All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports on Form 8K:

  Current Report on Form 8-K, filed with the Securities and Exchange Commission on November 25, 1998, reporting on Item 4 of Form 8-K, as amended by a Current Report on Form 8-K/A, filed December 7, 1998, reporting on Item 4 of Form 8-K.

  Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 22, 1998, reporting on Items 2 and 7 of Form 8-K, as amended by a Current Report on Form 8-K/A, filed February 22, 1999, reporting on Items 2 and 7 of Form 8-K. This Current Report on Form 8-K/A contains the financial statements of Sheet Metal Manufacturing Company, Inc. as of and for the nine months ended September 30, 1998 and the years ended December 31, 1997, 1996 and 1995, as well as certain pro-forma financial information, all relating to the Sheet Metal Acquisition.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of March, 1998.

                                          Berger Holdings, Ltd.

                                                /s/ Theodore A. Schwartz
                                          By: _________________________________
                                                    Theodore A. Schwartz
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Theodore A. Schwartz          Chief Executive Officer      March 30, 1999
______________________________________  and Chairman of the Board
         Theodore A. Schwartz           (Principal Executive
                                        Officer)

     /s/ Paul L. Spiese, III           Director                     March 30, 1999
______________________________________  Vice President
         Paul L. Spiese, III

     /s/ Joseph F. Weiderman           President, Chief Operating   March 30, 1999
______________________________________  Officer and Director
         Joseph F. Weiderman

         /s/ Larry Falcon              Director                     March 30, 1999
______________________________________
             Larry Falcon

     /s/ Jacob I. Haft, M.D.           Director                     March 30, 1999
______________________________________
         Jacob I. Haft, M.D.

       /s/ Dr. Irving Kraut            Director                     March 30, 1999
______________________________________
           Dr. Irving Kraut

           /s/ Jay Seid                Director                     March 30, 1999
______________________________________
               Jay Seid

       /s/ John Paul Kirwin            Director                     March 30, 1999
______________________________________
           John Paul Kirwin

   /s/ Francis E. Wellock, Jr.         Chief Financial Officer      March 30, 1999
______________________________________  (Principal Financial and
       Francis E. Wellock, Jr.          Accounting Officer)