Form 10-Q
period 1999-03-31
BERGER HOLDINGS LTD
filed 1999-05-17
CIK 706777

SECURITIES AND EXCHANGE COMMISSION
            WASHINGTON, D.C. 20549

                   FORM 10-Q

 (Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 1999
                      or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

e transition period from ____________ to ____________

        Commission File Number 0-12362
               Berger Holdings, Ltd.
ct Name of Registrant as Specified in its Charter)

             Pennsylvania              23-2160077
 (State or Other Jurisdiction       (I.R.S. Employer
corporation or Organization)      Identification Number)

5 Pennsylvania Boulevard, Feasterville, PA       19053
ddress of Principal Executive Offices)         (Zip Code)

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

   As of May 11, 1999, the Registrant had outstanding 5,404,515 shares of its common stock, par value $0.01 per share (the "Common Stock").

                                    BERGER HOLDINGS, LTD.

INDEX
                                                                  Page
PART I   FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance
                    Sheets at March 31, 1999 and
                    December 31, 1998                               3

                    Condensed Consolidated Statements of
                    Operations for the three month periods
                    ended March 31, 1999 and 1998                   5

                    Condensed Consolidated Statements
                    of Cash Flows for the three month periods
                    ended March 31, 1999 and 1998                   6

                    Notes to Condensed Consolidated
                    Financial Statements                            7

         Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                       8

         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                              11

PART II   OTHER INFORMATION

         Item 1.  Legal Proceedings                                11

         Item 2.  Changes in Securities and Use of Proceeds        11

         Item 3.  Defaults Upon Senior Securities                  11

         Item 4.  Submission of Matters to a Vote of
                    Security Holders                               11

         Item 5.  Other Information                                11
         Item 6.  Exhibits and Reports on Form 8-K                 11

SIGNATURES                                                         12
                                       2


                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              ASSETS                                   March 31,    December 31,
                                                        1999            1998
                                                      (unaudited)    (audited)
                                                     ------------  -------------
Current Assets
     Cash .......................................     $   262,522    $   149,885

     Trade accounts receivable, net of
       allowance for doubtful accounts of
       $30,000 in 1999 & 1998                           3,786,756      3,928,858
     Inventories (Note 2)                               6,322,610      6,552,420
     Prepaid and other assets                             417,674        283,744
     Deferred income taxes                                510,000        484,000

    Total current assets                               11,299,562     11,398,907

    Property and equipment, net (Note 3)               10,912,116      9,789,015
    Deferred income taxes                               1,731,201      1,731,201
    Other assets                                        3,451,253      4,342,283
    Goodwill, net                                       7,011,939      7,325,798


     Total Assets ...............................     $34,406,071    $34,587,204



                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY                 March 31,      December 31,
                                                       1999            1998
                                                    (unaudited)     (audited)
                                                   -------------  --------------
Current Liabilities
     Current maturities of long term debt           $  2,016,717    $  2,062,286
     Accounts payable                                  1,617,116         960,953
     Accrued expenses                                    944,445       1,141,933

     Total current liabilities                         4,578,277       4,165,172

Long term debt (Note 5)                               18,012,567      14,560,307
Redeemable common stock, 125,000 shares                  500,000         500,000
Commitments and contingencies                               -              -

Stockholders' Equity
     Series A convertible preferred stock,
     $.01 par value
      $4,000,000 liquidation value in 1998
      Authorized 5,000,000 shares
      Issued and outstanding 40,000 shares in 1998          --               400

     Common  stock  $.01 par  value
      Authorized 20,000,000 shares
      Issued  and outstanding
      5,404,515 shares in 1999
      5,301,330 shares in 1998                            54,045          53,013

      Additional paid-in-capital                      17,113,582      21,114,214
      Deficit                                        (5,369,483)     (5,322,986)

                                                      11,798,144      15,844,641

     Less common stock subscribed                      (482,916)       (482,916)

     Total shareholders' equity                       11,315,228      15,361,725

     Total liabilities and stockholders' equity     $ 34,406,071    $ 34,587,203



             BERGER HOLDINGS, LTD. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                Three Months Ended March 31,
                                                                    1999             1998
                                                                  (unaudited)    (unaudited)

Net sales                                                        $ 8,207,982    $ 7,014,455
Cost of sales                                                      6,608,654      5,789,081

Gross profit                                                       1,599,327      1,225,374

Selling, general and administrative expenses                       1,201,479      1,090,081

Income from operations                                               397,849        135,293

Other (expenses) income
     Interest expense                                               (473,773)      (308,094)
     Interest income                                                   3,427            589
     Proceeds from insurance recovery                                   --          118,701

                                                                    (470,346)      (188,804)

Loss before provision for
   income tax benefit and preferred stock dividend                   (72,497)       (53,511)

  Tax benefit (Note 4)                                               26,000           --

Loss before preferred stock dividend                                 (46,497)       (53,511)

Preferred stock dividend                                                --          100,000

Net loss available to common stockholders                        $   (46,497)   $  (153,511)
Basic earnings per share                                         $     (0.01)   $     (0.03)

     Weighted average common shares outstanding                    5,507,705      5,356,561

Diluted earnings per share                                       $     (0.01)   $     (0.03)

     Weighted average common shares outstanding                    5,507,705      5,356,561
     Add: effect of vested and non-vested dilutive securities      1,148,160      1,390,240
     Add: effect of convertible debt and preferred stock             941,177        941,177

     Diluted weighted average common shares outstanding            7,597,042      7,687,978



                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Three Months Ended March 31,
                                                                            1999              1998
                                                                           (unaudited)     (unaudited)
                                                                          ------------     -----------
Cash flows from operating activities
     Net income                                                           $  (46,497)        (53,511)

     Adjustments to reconcile net income to net cash
       provided by operating activities
         Deferred income tax                                                 (26,000)          --
         Depreciation and amortization                                       472,181         380,105
         Decrease in accounts receivable allowance                             --            (13,000)
     Decrease (increase) in assets, net of the effects of an acquisition
         Accounts receivable                                                 142,102      (1,219,010)
         Inventories                                                         229,810         327,533
         Other current and long-term assets                                 (179,461)       (888,183)
     Increase in liabilities
         Accounts payable and accrued expenses                               458,675       1,536,700

Net cash provided by (used in) operating activities                        1,050,810         (39,366)

Cash flows from investing activities
     Acquisition of property and equipment                                  (344,863)       (212,203)
     Payment for acquisitions                                                  --         (10,000,000)
Net cash used in investing activities                                       (344,863)     (10,212,203)

Cash flows from financing activities
     Dividends paid                                                            --            (100,000)
     Net proceeds (repayment) working capital line                           (48,230)       3,612,390
     Net proceeds (repayment) equipment term loan                           (132,999)         648,668
     Proceeds from long term debt                                              9,028          339,527
     Repayments of long term debt                                           (421,109)         (19,135)
     Net proceeds from issuance of stock                                         --         1,455,250
Net cash provided by (used in) financing activities                         (593,310)       5,936,700

Net increase (decrease) in cash                                              112,637       (4,314,869)
Cash, beginning of period                                                    149,885        4,411,347

Cash, end of period                                                     $    262,522      $    96,478


Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                $    473,773      $    308,094
                                                                        ------------      -------------

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


Note 2.   Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

         Components of inventories at March 31, 1999 and December 31, 1998 consist of the following:


                                   March 31,     December 31,
                                     1999            1998
                                -------------   -------------

Raw materials                     $ 3,559,637    $ 3,951,194
Finished goods                      2,788,475      2,624,451
Packaging material and supplies       120,498
                                                     122,775
Less provision for obsolescence      (146,000)
                                                    (146,000)
                                  -----------    -----------

     Total inventories            $ 6,322,610    $ 6,552,420
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

Note 4.   Income Taxes:

         Consolidated income tax (benefit) for the three month periods ended March 31, 1999 and 1998 are ($26,000) and zero, which result in an effective tax rate of 36% and 0%, respectively. The rate of tax benefit in relation to pre-tax loss in 1999 is consistent with the year end effective rate prior to the change in the valuation allowance. The absence of a tax benefit in 1998 is due to the recognition of a valuation allowance for the tax benefit related to the net operating loss.

Note 5.   Long Term Debt:

         During the first quarter of 1999, and effective as of January 1, 1999, the Company converted 40,000 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") to 10% Subordinated Convertible Debentures due December 31, 2003 ("10% debentures"). The 10% debentures are convertible at any time into shares of the Company's common stock, $0.01 par value, at $4.25 a share, or 23.53 shares of common stock for each $100 principal amount of 10% debentures outstanding on the conversion date, subject to specified anti-dilution adjustments.

         Simultaneously with the conversion of the Series A Preferred Stock, the Company extended the exercise date on 300,000 common stock warrants from January 2, 2003 to December 31, 2003; and extended the maturity date on its 12.25% debentures from January 2, 2003, to December 31, 2003. The increase in interest rates to 20% and 19.25%, respectively, on the 12.25% debentures were extended from January 2, 2001 for $2,000,00 of the 12.25% debenture to January 2, 2002; and were extended from January 3, 2001 for $500,000 of the 12.25% debenture to January 2, 2002. The interest rate decrease from 19.25% to 14% on $500,000 of the 12.25% debenture will be extended to January 2, 2003 rather than the original date of January 3, 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations


         The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation ("Financial") and Financial's wholly-owned subsidiary, Berger Bros Company. All intercompany transactions and balances have been eliminated.

         Sales for the three month period ended March 31, 1999 (the "Current Quarter") were $8,207,982, an increase of 17.0%, or $1,193,527, as compared to $7,014,455 for the three month period ended March 31, 1998 (the "Comparable Quarter"). This increase was primarily due to the acquisition of the assets of Sheet Metal Manufacturing Co., Inc. (the "Sheet Metal Acquisition") on December 7, 1998. This is the fifth consecutive quarter in which the Company has posted record sales versus the Comparable Quarter.

         During the Current Quarter, the Company reported a net loss of $46,497 on net sales of $8,207,982 as compared to a net loss of $153,511 (which included a one time insurance recovery of $118,701) on net sales of $7,014,455 for the Comparable Quarter. The net loss for the Comparable Quarter, adjusted to exclude the effect to an insurance gain recognized in 1998, was $272,212; so for comparative purposes, the Company actually reported a 73.4% improvement in net results.

         Income from operations in the Current Quarter is $397,849 versus $135,293 in the Comparable Quarter, an increase of 194.1%. This substantial increase can be attributed to a larger concentration of higher margin products such as the growth in copper sales generated both internally and from the Sheet Metal Acquisition.

         Cost of Sales was $6,608,654 in the Current Quarter as compared to $5,789,081 in the Comparable Quarter. As a percentage of net sales, Cost of Sales decreased to 80.5% in the Current Quarter from 82.5% in the Comparable Quarter. This decrease is attributable to a change in product sales mix generated by the Sheet Metal Acquisition and accretive economies of scale now being realized by the Company, even during the Company's historically slowest quarter of the year.

         Selling, general and administrative expenses were $1,201,479 in the Current Quarter as compared to $1,090,081 in the Comparable Quarter. This increase in expenses was primarily due to additional costs incurred to support business growth and the Sheet Metal Acquisition, including the hiring of key support personnel. As a percentage of net sales, selling, general and administrative expenses decreased to 14.6% in the Current Quarter, compared to 15.5% in the Comparable Quarter, which reflects the accretive economies of scale resulting from the Sheet Metal Acquisition. This improvement in Selling, general and administrative expenses as a percentage of sales represents the fifth consecutive quarter that the Company has improved over Comparable Quarters.


Liquidity and Capital Resources

         During the first quarter of 1999, and effective as of January 1, 1999, the Company converted 40,000 shares of Series A Preferred Stock to 10% Debentures. The 10% debentures are convertible at any time into shares of the Company's Common Stock, $0.01 par value, at $4.25 a share, or into 23.53 shares of Common Stock for each $100 principal amount of 10% debentures outstanding on the conversion date, subject to specified anti-dilution adjustments.

         Simultaneously with the conversion of the Series A Preferred Stock, the Company extended the exercise date on 300,000 common stock warrants from January 2, 2003 to December 31, 2003; and extended the maturity date on its 12.25% debentures from January 2, 2003, to December 31, 2003. The increase in interest rates to 20% and 19.25%, respectively, on the 12.25% debentures were extended from January 2, 2001 for $2,000,00 of the 12.25% debenture to January 2, 2002; and were extended from January 3, 2001 for $500,000 of the 12.25% debenture to January 2, 2002. The interest rate decrease from 19.25% to 14% on $500,000 of the 12.25% debenture will be extended to January 2, 2003 rather than the original date of January 3, 2002.

         At March 31, 1999, working capital was $6,721,285, resulting in a ratio of current assets to current liabilities of 2.47 to 1, as compared to working capital of $7,233,735 and a ratio of 2.74 to 1 at December 31, 1998.

         Current liabilities at March 31, 1999 totaled $4,578,277, consisting primarily of $2,561,561 in accounts payable and accrued expenses and $2,016,717 in current maturities of long-term debt. At December 31, 1998, total current liabilities were $4,165,172, consisting primarily of $2,102,886 in accounts payable and accrued expenses and $2,062,286 in current maturities of long-term debt. This increase is primarily due to the Company's investments in inventory through accounts payable to support the upcoming busy season.

         At March 31, 1999, the Company had shareholders' equity of $11,315,228, as compared to $15,361,725 at December 31, 1998. This decrease is primarily attributable to the conversion of 40,000 shares of Series A Preferred Stock into subordinated convertible debentures.

         Cash provided by operating activities in the Current Quarter was $1,050,810 as compared to $39,366 used in the Comparable Quarter. The difference between periods is primarily due to Accounts Receivable decreasing and Other Assets not increasing as drastically as the Comparable Quarter. Increases to both of these assets in the Comparable Quarter were due to the acquisition of the Roof Drainage Division of the Company's main competitor, Benjamin Obdyke, Inc. (the "Obdyke Acquisition") and the construction of new office space in 1998.

         Net cash used in investing activities totaled $344,863 in the Current Quarter, as compared to $10,212,203 used in the Comparable Quarter. This decrease is primarily attributable to the cash used for the Obdyke Acquisition in 1998.

         Net cash used in financing activities was $593,310 in the Current Quarter, as compared to $5,936,700 provided in the Comparable Quarter. This difference is due to the increased borrowing needed to support the Obdyke Acquisition. Availability under the Working Capital Loan as of March 31, 1999 was $2,923,937.



Year 2000 Readiness Disclosure

         The Company is aware of the issues with the Year 2000 problem. The "Year 2000" matter relates to whether computer hardware, software and equipment will properly recognize date sensitive information referring to the Year 2000. Potential computer system and equipment failures arising from years beginning with "20' rather than "19" are a known risk.

The Company currently has a program underway to remediate by the end of the second quarter of 1999 all of the Company's significant computer systems that are not Year 2000 compliant. The program to ensure its Year 2000 readiness includes the following: identifying all systems which may not be Year 2000 compliant; correcting or replacing those systems which are not Year 2000 ready; testing the new or corrected systems to make sure they will operate according to Year 2000 requirements; and inquiring of vendors and customers of the Company to assess their Year 2000 readiness. The Company has identified certain critical software and hardware systems that need to be replaced or updated in order to be Year 2000 compliant. The Company has replaced or is in the process of replacing such systems and intends to complete the replacement during the third quarter of 1999.

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

         Actual costs associated with implementation of the Company's Year 2000 program are not expected to be material to the Company's operations and financial condition. Costs of approximately $300,000, primarily for software have been or are expected to be incurred and capitalized. As of March 31, 1999, approximately $275,000 of costs have been expended.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

         For information regarding the company's exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. There have been no significant changes since December 31, 1998 in the Company's portfolio of financial instruments or market risk exposures.


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

Item 6 - Exhibits and Reports on Form 8-K.

         (a) 10.1 Exchange  Agreement,  entered into as of January 1, 1999,
                  by  and  between  Sirrom  Capital   Corporation  d/b/a  Tandem
                  Capital, a Tennessee corporation,  Argosy Investment Partners,
                  L.P., a Pennsylvania partnership,  and the Company.  (Pursuant to Item 601 (b)(2) of  Regulation  S-K of the  Securities  and
                  Exchange Commission,  Schedule 5.1 to this Agreement, the only schedule to this Agreement,  is not filed herewith and will be furnished to the Commission on request.)
             27   Financial Data Schedule (EDGAR only).

          (b) Form 8-K/A, filed February 22, 1999, containing Items 2 and 7 (amends Form 8-K filed December 22, 1998, containing Items
                  2 and 7).

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


                                               BERGER HOLDINGS, LTD.




                                            By:/s/ JOSEPH F. WEIDERMAN
                                            Joseph F. Weiderman
                                            President and
                                            Chief Operating Officer


                                            By:/s/ FRANCIS E. WELLOCK, JR.
                                            Francis E. Wellock, Jr.
                                            Chief Financial Officer

                                            Date:  May 14, 1999

                                                                 Exhibit 10.1






                               EXCHANGE AGREEMENT

                                     Between

                           SIRROM CAPITAL CORPORATION,
                              d/b/a TANDEM CAPITAL

                        ARGOSY INVESTMENT PARTNERS, L.P.,
                                  AS INVESTORS

                                       And

                              BERGER HOLDINGS, LTD.

                           Dated as of January 1, 1999

                                TABLE OF CONTENTS


ARTICLE I - EXCHANGE       -1-
         Section 1.1       Items to be Exchanged     -1-
         Section 1.2        Registration Rights; Closing.     -2-

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF THE COMPANY -3- Section 2.1 Corporate Status -3- Section 2.2 Authorization, Absence of Conflicts-3-
         Section 2.3 Validity and Binding Effect -4- Section 2.4 Survival -4-

ARTICLE III - REPRESENTATIONS AND WARRANTIES OF THE INVESTOR -4- Section 3.1 Corporate Status; Residence -4- Section 3.2 Authorization -4- Section
         3.3 Validity and Binding Effect -5- Section 3.4 Accredited Investor; Investment Intent -5- Section 3.5 Survival -5-

ARTICLE IV - COVENANTS OF THE COMPANY       -5-
         Section 4.1       Prior Covenants  -5-
         Section 4.2       No Dividends     -5-
         Section 4.3       Limitation on Activities  -6-

ARTICLE V - SUBORDINATION OF DEBENTURES     -7-
         Section 5.1       Subordination    -7-
         Section 5.2       Liquidation, etc -7-
         Section 5.3       Default on Senior Indebtedness or Outstanding
                           Debentures     -8-
         Section 5.4       Subrogation      -8-
         Section 5.5       Company's Obligations Not Impaired -8-

ARTICLE VI - RESTRICTIONS ON TRANSFER -9- Section 6.1 Legends, Restrictions on Transfer -9- Section 6.2 Notice of Intention to Transfer; Opinions of Counsel -9-

ARTICLE VII - EVENTS OF DEFAULT; REMEDIES   -10-
         Section 7.1       Events of Default-10-
         Section 7.2       Acceleration of Maturities-11-

ARTICLE VIII - AMENDMENTS, WAIVERS AND CONSENTS      -12-
         Section 8.1       Consent Required -12-
         Section 8.2       Solicitation of Debenture Holders  -12-
         Section 8.3       Effect of Amendment or Waiver      -12-

                                       i

ARTICLE IX - INTERPRETATION OF AGREEMENT; DEFINITIONS         -13-
         Section 9.1       Definitions      -13-
         Section 9.2       Accounting Principles     -14-

ARTICLE X - MISCELLANEOUS  -15-
         Section 10.1      Expenses; Stamp Tax Indemnity      -15-
         Section 10.2      Powers and Rights Not Waived; Remedies Cumulative-15-
         Section 10.3      Notices  -15-
         Section 10.4      Successors and Assigns    -17-
         Section 10.5      Survival of Covenants and Representation    -17-
         Section 10.6      Severability     -17-
         Section 10.7      Governing Law    -18-
         Section 10.8      Captions, Counterparts    -18-
         Section 10.9      Continuing Obligations    -18-
         Section 10.10     Entire Agreement -18-

                               EXCHANGE AGREEMENT

         This EXCHANGE AGREEMENT (the "Agreement") entered into as of the 1st day of January, 1999, is by and between SIRROM CAPITAL CORPORATION d/b/a TANDEM CAPITAL, a Tennessee corporation, ("Tandem"), and ARGOSY INVESTMENT PARTNERS, L.P., a Pennsylvania limited partnership ("Argosy"), (each of Tandem and Argosy being referred to as, individually, an "Investor" and collectively, the "Investors"), and BERGER HOLDINGS, LTD., a Pennsylvania corporation (the "Company").

                                   WITNESSETH:

         WHEREAS, the Company and the Investors are parties to that certain Preferred Stock Purchase Agreement dated as of December 17, 1997 (the "Preferred Stock Purchase Agreement") pursuant to which the Company issued and sold to the Investors an aggregate of 40,000 shares of the authorized but unissued Series A Convertible Preferred Stock (the "Preferred Stock") for a purchase price of $100.00 per share, or an aggregate purchase price of $4,000,000;

         WHEREAS, the Company and the Investors have agreed to exchange the Preferred Stock for the Debentures (as defined below); and

         WHEREAS, contemporaneously with such exchange (i) certain stock purchase warrants dated as of December 31, 1997 and January 2, 1998 are being amended and restated solely to extend the exercise dates thereof from January 2, 2003 to December 31, 2003 and (ii) the Investors are surrendering debentures originally issued on December 31, 1997 and January 2, 1998 in exchange for amended and restated debentures (as more fully defined in Section 5.1, the "Original Debentures") which (x) extend the maturity dates thereof from January 2, 2003 to December 31, 2003 and (y) provide for the interest rates to change in accordance with Section 1.2(d) of this Agreement.

         NOW, THEREFORE, in mutual consideration of the premises and the respective representations, warranties, covenants and agreements contained herein, the parties agree as follows:

                              ARTICLE I - EXCHANGE

Section 1.1       Items to be Exchanged .

         The Company and the Investors hereby agree that the Preferred Stock shall be exchanged for Four Million and no/100ths Dollars ($4,000,000.00) aggregate principal amount of the Company's Subordinated Convertible Debentures (the "Debentures") due on the date (the "Maturity Date") which is the earlier of: (1) December 31, 2003; or (2) the end of business on the date immediately preceding the effectiveness of a Sale Event.

         The Debentures shall be dated as of January 1, 1999 (the "Issuance Date") and bear interest from the Issuance Date until the Maturity Date, at the rate of 10% per annum, subject to increase upon the failure to occur of certain events described therein. Interest is payable quarterly by automatic debit on the first day of each February, May, August and November in each year (commencing February 1, 1999) and on the Maturity Date, to bear such other terms and to be substantially in the form attached hereto as Exhibit A. Interest on the Debentures shall be computed on the basis of a 360-day year of twelve 30-day months. The term "Debentures" as used herein shall include each Debenture delivered pursuant to this Agreement. The terms which are capitalized herein shall have the meanings set forth in Section 9.1 hereof unless the context shall otherwise require.

Section 1.2        Registration Rights; Closing.

         (a) The term "Conversion Shares" as it is used in the Registration Rights Agreement is hereby amended to mean shares of the common stock of the Company (the "Common Stock") issuable upon conversion of the Debentures as provided in Section 1 of the Debentures.

         (b) Subject to the terms and conditions hereof and on the basis of the representations and warranties hereinafter set forth, the Company is contemporaneously herewith issuing and delivering (i) to Tandem, and Tandem is hereby accepting from the Company, Debentures in the aggregate principal amount of $2,500,000 in exchange for the 25,000 shares of the Preferred Stock held by Tandem and (ii) to Argosy, and Argosy is hereby accepting from the Company, Debentures in the aggregate principal amount of $1,500,000 in exchange for the 15,000 shares of the Preferred Stock held by Argosy. The Investors, in their capacity as holders of Outstanding Debentures, consent to the transactions contemplated by this Agreement and by the Debentures.

         (c) Delivery of the Debentures in exchange for the surrender of the certificates evidencing the Preferred Stock together with executed blank stock powers attached thereto (the "Closing") is being made contemporaneously with the execution hereof at the offices of Wolf, Block, Schorr and Solis-Cohen LLP, 111 South 15th Street, Philadelphia, Pennsylvania 19102 at 10:00 A.M., Philadelphia time, on March __, 1999 (the "Closing Date"). The certificates evidencing the Preferred Stock shall be canceled. The Debentures delivered to the Investors on the Closing Date are being delivered to the Investors in the form of a single Debenture as to each Investor for the full amount set forth in Section 1.2(b), registered in the respective Investor's name and, in the form attached hereto as Exhibit A.

         (d) Contemporaneously with the Closing: (i) the Company is exchanging certain stock purchase warrants dated as of December 31, 1997 and January 2, 1998 for amended and restated stock purchase warrants substantially in the form of Exhibit B attached hereto extending the exercise dates thereof from January 2, 2003 to December 31, 2003 and (ii) the Investors are surrendering debentures originally issued on December 31, 1997 and January 2, 1998 in exchange for amended and restated debentures substantially in the forms of Exhibits C and D which (x) extend the maturity dates thereof from January 2, 2003 to December 31, 2003 and (y) provide for the interest rates to change (A) as to Tandem, from

12.25% to 20% as of January 2, 2003 rather than as of January 2, 2001 and (B) as to Argosy, from 12.25% to 19.25% as of January 2, 2002 rather than as of January 3, 2001 and from 19.25% to 14% as of January 2, 2003 rather than as of January 3, 2002. The warrants and debentures being exchanged and surrendered pursuant to this subsection 1.2(d) shall be canceled.

         ARTICLE II - REPRESENTATIONS AND WARRANTIES OF THE COMPANY

         The Company hereby represents and warrants to each Investor as follows:

Section 2.1       Corporate Status .

         The Company is a corporation duly organized, validly existing and subsisting under the laws of the Commonwealth of Pennsylvania and has the corporate power to own and operate its properties, to carry on its business as now conducted and to enter into and to perform its obligations under this Agreement, the Debentures, the Registration Rights Agreement and any other document executed and delivered by the Company in connection herewith or therewith (collectively, the "Operative Documents"). The Company is qualified to do business and is in good standing in each state or other jurisdiction in which such qualification is necessary under applicable provisions of law, except where the failure to so qualify would not have a Materially Adverse Effect on the financial condition or results of operations of the Company.

Section 2.2       Authorization, Absence of Conflicts .

         The Company has full legal right, power and authority to enter into and perform its obligations under this Agreement and any of the other Operative
Documents without the consent or approval of any other person, firm, governmental agency or other legal entity. The execution and delivery of this Agreement, the issuance of the Debentures hereunder, the execution and delivery of each other document in connection herewith or therewith to which the Company is a party, and the performance by the Company of its obligations hereunder and/or thereunder are within the corporate powers of the Company and have been duly authorized by all necessary corporate action properly taken, have received all necessary governmental approvals, if any were required, and do not and will not contravene or conflict with (a) the Articles of Incorporation or Bylaws of the Company, as amended, (b) any material agreement to which the Company or any of its Subsidiaries is a party or by which any of them or their properties is bound, or constitute a default thereunder, or result in the creation or imposition of any lien, charge, security interest, or encumbrance of any nature upon any of the property or assets of the Company or any of its subsidiaries pursuant to the terms of any such agreement or instrument, or (c) violate any provision of law or any applicable judgment, ordinance, regulation or order of any court or governmental agency. The officer(s) executing this Agreement, the Debentures and the Operative Documents, is duly authorized to act on behalf of the Company.

Section 2.3 Validity and Binding Effect .

         Each of the Operative Documents is the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as such enforceability may be limited by the effect of bankruptcy, insolvency or similar laws affecting creditors' rights generally or by general principles of equity.

Section 2.4       Survival .

         The representations and warranties of the Company contained in this Agreement shall survive the Closing in accordance with Section 10.5 hereof.

         ARTICLE III - REPRESENTATIONS AND WARRANTIES OF THE INVESTORS

         Each Investor, severally and not jointly, hereby represents to the Company as follows:

Section 3.1       Corporate Status; Residence .

         The Investor is a corporation or partnership duly organized and validly existing under the laws of its respective jurisdiction and has the corporate power to own and operate its properties, to carry on its business as now conducted and to enter into and to perform its obligations under this Agreement and any other document executed or delivered by the Investor in connection herewith.

Section 3.2       Authorization .

         The Investor has full legal right, power and authority to enter into and perform its obligations under this Agreement and any other document executed and delivered by the Investor in connection herewith, without the consent or approval of any other person, firm, governmental agency or other legal entity. The execution and delivery of this Agreement and any other document executed and delivered by the Investor in connection herewith, and the performance by the Investor of its obligations hereunder and/or thereunder are within the corporate powers of the Investor, have received all necessary governmental approvals, if any were required, and do not and will not contravene or conflict with (a) the organizational documents of the Investor, (b) any material agreement to which the Investor is a party or by which it or any of its properties is bound, or constitute a default thereunder, or result in the creation or imposition of any lien, charge, security interest or encumbrance of any nature upon any of the property or assets of the Investor pursuant to the terms of any such agreement or instrument, or (c) violate any provision of law or any applicable judgment, ordinance, regulation or order of any court or governmental agency. The officer(s) executing this Agreement and any other document executed and delivered by the Investor in connection herewith, is duly authorized to act on behalf of the Investor.

Section 3.3       Validity and Binding Effect .

         This Agreement and any other document executed and delivered by the Investor in connection herewith are the legal, valid and binding obligations of the Investor, enforceable against it in accordance with their respective terms.

Section 3.4       Accredited Investor; Investment Intent .

         Each Investor is an "accredited investor" under Rule 501(a) under the Securities Act of 1933 (the "Securities Act"). Tandem is an investment company registered under the Investment Company Act of 1940, as amended and has a net worth in excess of One Million Dollars ($1,000,000). Argosy is a Small Business Investment Company, as the term is defined in Section 103 of the Small Business Investment Act of 1958, 15 U.S.C.A. ss.662, and has a total capital of at least One Million Dollars ($1,000,000). Each Investor is acquiring the Debentures for its own account, for investment, and not with a view to the distribution or resale thereof, in whole or in part, in violation of the Securities Act or any applicable state securities law, and the Investor has no present intention of selling, negotiating or otherwise disposing of the Debentures.

Section 3.5       Survival .

         The representations and warranties of the Investor contained in this Agreement shall survive the Closing in accordance with Section 10.5 hereof

                      ARTICLE IV - COVENANTS OF THE COMPANY

         From and after the Closing Date and continuing so long as any amount remains unpaid on any of the Debentures:

Section 4.1       Prior Covenants .

         The covenants set forth in Article V of the Preferred Stock Purchase Agreement (other than Section 5.2 (relating to the payment of dividends on the Preferred Stock) which is hereby terminated) shall remain in full force and effect. References therein to "the Preferred Stock " and "as long as any shares of the Preferred Stock remain outstanding" or other similar language shall hereinafter mean the Debentures and so long as any of the Debentures are outstanding.

Section 4.2       No Dividends .

         No dividends (other than dividends or distributions paid in shares of or options, warrants or rights to subscribe for or purchase shares of Common Stock) shall be declared or paid or set apart for payment by the Company or other distribution of cash or other property declared or made directly or indirectly by the Company or any affiliate or any Person acting on behalf of the Company or any of its affiliates with respect to any shares of Common Stock or other capital stock (provided that the issuance of such other capital stock has been approved under subsection 4.3(c) below to the extent such approval is required by such subsection) over which the Preferred Stock had preference or priority in the payments of dividends or in the distribution of assets on any liquidation, dissolution or winding up of the Company (or would have had such preference or priority were the Preferred Stock still outstanding) (the "Junior Stock") unless in each case (x) all interest payments on the Debentures have been paid in full as of the date of each such proposed distribution and (y) sufficient funds shall have been paid or set apart for the payment of the full interest payment for the current quarter with respect to the Debentures.

Section 4.3       Limitation on Activities .

         In addition to any other vote or consent of shareholders required by law or the Articles of Incorporation of the Company, the Company will not take any of the following actions without the written consent of the holders of at least seventy-five percent (75%) of the aggregate principal amount of the Debentures then outstanding:

         (a) redeem, purchase or otherwise acquire for value (or pay into or set aside for a sinking fund for such purpose) any Debentures otherwise than by redemption of the Debentures in accordance with Section 2 of the Debentures or by conversion in accordance with Section 1 of the Debentures;

         (b) redeem, purchase or otherwise acquire (or pay into or set aside for a sinking fund for such purpose) any share or shares of the Junior Stock, except for (i) a purchase or other acquisition of Common Stock made for purposes of any employee incentive or benefit plan of the Company or any subsidiary, or (ii) the purchase of up to 125,000 shares of Common Stock (as adjusted for stock splits or stock dividends) pursuant to a certain "Put Option" contained in a certain Asset Purchase Agreement dated as of December 3, 1997, by and among the Company and the parties thereto;

         (c) authorize or issue, or obligate itself to issue, any other security
(i) senior to or in parity with the Debentures as to redemption rights or liquidation preferences or (ii) which entitles the holders thereof to voting rights equal to at least twenty percent (20%) of the outstanding voting power of all capital stock of the Company or to elect directors which constitute twenty percent (20%) or more of the Board of Directors;

         (d) effect any sale, lease, assignment, transfer, or other conveyance of all or substantially all of the assets of the Company or any of its subsidiaries, or any consolidation or merger involving the Company or any of its subsidiaries, except (A) merger with a Wholly-owned subsidiary of the Company,
(B) a mere reincorporation transaction, or (C) a merger pursuant to which the Company is the surviving entity and the capitalization of the Company remains unchanged; or

         (e) effect any change in the rights or limitations of the Common Stock of the Company, or any recapitalization of the Company.

                     ARTICLE V - SUBORDINATION OF DEBENTURES

Section 5.1       Subordination

         Notwithstanding anything to the contrary in this Agreement or in the Debentures, the indebtedness evidenced by the Debentures, including principal and interest, shall be subordinate and junior to: (i) the prior payment of the indebtedness of the Company for borrowed money (except such indebtedness of the Company other than the Debentures which is expressly stated to be subordinate or junior in any respect to other indebtedness of the Company) outstanding as of the date of this Agreement and set forth on Schedule 5.1 hereto (including any obligations of the Company under any guaranty or suretyship agreement relating to indebtedness for borrowed money by Subsidiaries of the Company), constituting borrowed money from financial institutions approved by the Board of Directors of the Company and designated as being senior to the Debentures (but only to the extent so designated), together with all obligations issued in renewal, deferral, extension, refunding, amendment or modification of any such indebtedness including, without limitation, any and all indebtedness now or hereafter owing by the Company to Summit Bank, N.A., and its successors and assigns (collectively, the "Senior Indebtedness"); and (ii) the indebtedness evidenced by the debentures originally issued in January 1998 pursuant to the Debenture Purchase Agreement dated as of December 17, 1997, by and among the Company, Tandem and Argosy and as amended by the amended and restated debentures of even date herewith (the "Outstanding Debentures").

 .ection 5.2       Liquidation, etc

         (a) Upon any distribution of assets of the Company in connection with any dissolution, winding up, liquidation or reorganization of the Company (whether in bankruptcy, insolvency, or receivership proceedings or upon an assignment for the benefit of creditors or otherwise), the holders of all Senior Indebtedness and the Outstanding Debentures shall first be entitled to receive payment in full of the principal thereof, premium, if any, and interest due thereon, and all costs and expenses (including attorneys' fees) related thereto, before the holders of the Debentures shall be entitled to receive any payment on account of the principal of or interest on or any other amount owing with respect to the Debentures (other than payment in shares of capital stock of the Company as reorganized or readjusted, or securities of the Company or any other corporation provided for by a plan of reorganization or readjustment, which stock and securities are subordinated to the payment of all Senior Indebtedness and the Outstanding Debentures and securities received in lieu thereof which may at the time be outstanding). Under the circumstances provided herein, the holders of the Senior Indebtedness and the Outstanding Debentures shall have the right to receive and collect any distributions made with respect to the Debentures until such time as the Senior Indebtedness and the Outstanding Debentures are paid in full, and shall have the further right to take such actions as may be deemed necessary or required to so receive and collect such distributions including making or filing any proofs of claim relating thereto.

         (b) Without in any way modifying the provisions of this Article V or affecting the subordination effected hereby if such notice is not given, the Company shall give prompt written notice to each Investor of any dissolution, winding up, liquidation or reorganization of maker (whether in bankruptcy, insolvency or receivership proceedings or upon an assignment for the benefit of creditors or otherwise).

 .ection 5.3       Default on Senior Indebtedness or Outstanding Debentures

         The Company shall not declare or pay any dividends or make any distributions to the holders of capital stock of the Company, or purchase or acquire for value, any of the Debentures if any default has occurred and is continuing with respect to the payment of principal of, premium if any or interest on any Senior Indebtedness or the Outstanding Debentures.

 .ection 5.4       Subrogation

         Upon the prior payment in full of both the Senior Indebtedness and the Outstanding Debentures, the Investors shall be subrogated to the rights of the holders of the Senior Indebtedness and the Outstanding Debentures to receive payments or distributions of assets of the Company applicable to the Senior Indebtedness and the Outstanding Debentures until all amounts owing on the Debentures shall be paid in full, and for the purpose of such subrogation, no payments or distributions to the Investors otherwise payable or distributable to the holders of the Senior Indebtedness or the Outstanding Debentures shall, as between the Company, its creditors, other than the holders of the Senior Indebtedness and the Outstanding Debentures, and the Investors, be deemed to be payment by the Company to or on account of the Debentures, it being understood that the provisions of this Article V are and are intended solely for the purpose of defining the relative rights of the Investors, on the one hand, and the holders of the Senior Indebtedness and the Outstanding Debentures, on the other hand.

Section 5.5       Company's Obligations Not Impaired

         (a) Nothing contained in this Article V or in the Debentures is intended to or shall impair, as between the Company and the Investors, the obligation of the Company, which is absolute and unconditional, to pay the Investors the principal of and interest on the Debentures as and when the same shall become due and payable in accordance with the terms of the Debentures, or is intended to or shall affect the relative rights of the Investors other than with respect to the holders of the Senior Indebtedness and the Outstanding Debentures, nor, except as expressly provided in this Article V, shall anything herein or therein prevent the Investors from exercising all remedies otherwise permitted by applicable law upon the occurrence of an Event of Default under this Agreement or under the Debentures.
         (b) If any payment or distribution shall be received in respect of the Debentures in contravention of the terms of this Article V, such payment or distribution shall be held in trust for the holders of the Senior Indebtedness, and shall be immediately delivered to such holders in the same form as received.

                      ARTICLE VI - RESTRICTIONS ON TRANSFER

Section 6.1       Legends, Restrictions on Transfer

         The Debentures have not been registered under the Securities Act or any state securities laws. Each Debenture issued pursuant to this Agreement (except as permitted by this Article VI) shall bear a legend in substantially the following form:

THIS DEBENTURE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR ANY APPLICABLE STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED UNLESS (i) THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR SUCH APPLICABLE STATE SECURITIES LAWS, OR (ii) IN THE OPINION OF COUNSEL REASONABLY ACCEPTABLE TO THE COMPANY REGISTRATION UNDER THE SECURITIES ACT OR SUCH APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED IN CONNECTION WITH SUCH TRANSFER.
         The provisions of this Article VI shall be binding upon all subsequent holders of the Debentures unless in the opinion of counsel to any such holder, specified in Section 6.2 below, the Debentures are no longer subject to the restrictions described herein.

 .ection 6.2       Notice of Intention to Transfer; Opinions of Counsel

         The Debentures shall not be transferable except upon the conditions specified in this Article VI. Each holder of any Debenture, by acceptance thereof, agrees, prior to any transfer of such Debenture, to give written notice to the Company of such holder's intention to effect such transfer and briefly describe the manner of the proposed transfer. Such notice of intended transfer shall be accompanied by, if applicable, an opinion of counsel to such holder reasonably satisfactory to the Company, to the effect that registration under the Securities Act of such Debenture in connection with such proposed transfer is not required. If in the opinion of such counsel, the proposed transfer of such Debenture may be effected without registration of such Debenture, under the Securities Act, such holder shall be entitled to transfer such Debenture in accordance with the terms of the notice delivered by such holder to the Company. The Company will promptly upon such transfer deliver new Debentures not bearing a legend of the character set forth in Section 6.1, unless in the opinion of such counsel subsequent disposition by such holder of the Debentures to be so transferred may require registration under the Securities Act. If the proposed transfer of such Debenture may not be effected without registration of such Debenture under the Securities Act, the holder thereof shall not be entitled to transfer such Debenture, in the absence of an effective registration statement.

                    ARTICLE VII - EVENTS OF DEFAULT; REMEDIES

Section 7.1       Events of Default

         The occurrence of any one of the following shall constitute an "Event of Default" under this Agreement:

         (a) Default shall occur in the payment of interest on any Debenture when the same shall have become due, which Default shall continue for five (5) days; or

         (b) Default shall occur in the making of any payment of the principal of any Debenture or the premium, if any, by the Company thereon at the expressed or any accelerated maturity date or at any date fixed by the Company for prepayment, which Default shall continue for five (5) days; or

         (c) Default shall be made in the payment of the principal of or interest on any Indebtedness (other than the Debentures) of the Company or any subsidiary of the Company and such Default shall continue beyond the period of grace, if any, allowed with respect thereto; or

         (d) Default or the happening of any event shall occur under any contract, agreement, lease, indenture or other instrument under which any Indebtedness (other than the Debentures) of the Company or any subsidiary of the Company may be issued and such Default or event shall (i) result in liability of more than $100,000 and (ii) continue for a period of time sufficient to permit the acceleration of the maturity of any such Indebtedness of the Company or any subsidiary of the Company outstanding thereunder; or

         (e) Default shall occur in the observance or performance of any covenant or agreement contained in Sections 5.11 or 5.13 of the Preferred Stock Purchase Agreement, and such Default shall continue after five (5) days of notice thereof to the Company; or

         (f) Default shall occur in the observance or performance of any other provision of this Agreement or Article V of the Preferred Stock Purchase Agreement (other than Section 5.12) which is not remedied within thirty (30) days after the earlier of (i) the date on which the Company first obtains knowledge of such Default and (ii) the date on which written notice thereof is given to the Company by the holder of any Debenture; or

         (g) Any representation or warranty made by the Company herein or in the Preferred Stock Purchase Agreement (to the extent that such representation or warranty has survived as of the applicable date in accordance with the terms of this Agreement or the Preferred Stock Purchase Agreement, as applicable), or made by the Company in any statement or certificate furnished by the Company in connection with the consummation of the issuance and delivery of the Debentures or furnished by the Company pursuant hereto, is untrue in any material respect as of the date of the issuance or making thereof; or

         (h) Final judgment or judgments for the payment of money aggregating in excess of $100,000, is or are outstanding against the Company or any subsidiary of the Company or against any property or assets of either and any one of such judgments has remained unpaid, unvacated, unbonded or unstayed by appeal or otherwise for a period of thirty (30) days from the date of its entry; or

         (i) The Company or any subsidiary of the Company becomes insolvent or bankrupt, is generally not paying its debts as they become due or makes an assignment for the benefit of creditors, or the Company or any subsidiary of the Company applies for or consents to the appointment of a custodian, trustee, liquidator, or receiver for the Company or such Subsidiary or for the major part of the property of either; or

         (j) A custodian, trustee, liquidator, or receiver is appointed for the Company or any subsidiary of the Company or for the major part of the property of either and is not discharged within sixty (60) days after such appointment; or

         (k) Bankruptcy, reorganization, arrangement or insolvency proceedings, or other proceedings for relief under any bankruptcy or similar law or laws for the relief of debtors, are instituted by or against the Company or any subsidiary of the Company and, if instituted against the Company or any subsidiary of the Company, are consented to or are not dismissed within sixty
(60) days after such institution.

Section 7.2       Acceleration of Maturities

         When any Event of Default  described  in  paragraph  (a), (b) or (c) of
Section 7.1 has happened and is continuing, any holder of any Debenture may, and when any Event of Default described in paragraphs (d) through (i), inclusive, of said Section 7.1 has happened and is continuing the holder or holders of fifty percent (50%) or more of the principal amount of Debentures at the time outstanding may, by notice to the Company, declare the entire principal and all interest accrued on all Debentures to be, and all Debentures shall thereupon become, forthwith due and payable, without any presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived. When any Event of Default described in paragraph (j) or (k) of Section 7.1 has occurred, then all outstanding Debentures shall immediately become due and payable without presentment, demand or notice of any kind, all of which are hereby expressly waived. Upon the Debentures becoming due and payable as a result of any Event of Default as aforesaid, the Company will forthwith pay to the holders of the Debentures the entire principal and interest accrued on the Debentures. No course of dealing on the part of any Debenture holder nor any delay or failure on the part of any Debenture holder to exercise any right shall operate as a waiver of such right or otherwise prejudice such holder's rights, powers and remedies. The Company further agrees, to the extent permitted by law, to pay to the holder or holders of the Debentures all costs and expenses, including reasonable attorneys' fees, incurred by them in the collection of any Debentures upon any Default hereunder or thereon.

                 ARTICLE VIII - AMENDMENTS, WAIVERS AND CONSENTS

Section 8.1       Consent Required .

         Any term, covenant, agreement or condition of this Agreement may, with the consent of the Company, be amended or compliance therewith may be waived (either generally or in a particular instance and either retroactively or prospectively), if the Company shall have obtained the consent in writing of the holders of at least seventy-five percent (75%) in aggregate principal amount of the Debentures then outstanding; provided that without the written consent of the holders of all of the Debentures then outstanding, no such waiver, modification, alteration or amendment shall be effective (a) which will change the time of payment of the principal of or the interest on any Debenture or reduce the principal amount thereof or change the rate of interest thereon, (b) which will change the percentage of holders of the Debentures required to consent to any such amendment, modification or waiver of any of the provisions of this Article VIII [Amendments, etc.] or Article VII [Defaults; Remedies].

Section 8.2       Solicitation of Debenture Holders .

         The Company will not, directly or indirectly, pay or cause to be paid by remuneration, whether by way of supplemental or additional interest, fee or otherwise, to any holder of the Debentures as consideration for or as an inducement to the entering into by any holder of the Debentures of any waiver or amendment of any of the terms and provisions of this Agreement unless such remuneration is concurrently paid, on the same terms, ratably to the holders of all of the Debentures then outstanding.

Section 8.3       Effect of Amendment or Waiver .

         Any such amendment or waiver shall apply equally to all of the holders of the Debentures and shall be binding upon them, upon each future holder of any Debenture and upon the Company, whether or not such Debenture shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation not expressly amended or waived or impair any right consequent thereon.


              ARTICLE IX - INTERPRETATION OF AGREEMENT; DEFINITIONS

Section 9.1       Definitions .

         Unless the context otherwise requires, the terms hereinafter set forth when used herein shall have the following meanings and the following definitions shall be equally applicable to both the singular and plural forms of any of the terms herein defined:

         "Debentures" shall mean those debentures issued initially to the Investors in accordance with this Agreement and dated as of January 1, 1999, as more fully described in Section 1.1 herein.

         "Default" shall mean any event or condition, the occurrence of which would, with the lapse of time or the giving of notice, or both, constitute an Event of Default as defined in Section 7.1.

         "Event of Default" shall have the meaning set forth in Section 7.1 hereof.

         "Indebtedness" of any Person shall mean and include all obligations of such Person which in accordance with GAAP shall be classified upon a balance sheet of such Person as liabilities of such Person, and in any event shall include all (a) obligations of such Person for borrowed money or which have been incurred in connection with the acquisition of property or assets, (b) obligations secured by any lien or other charge upon property or assets owned by such Person, even though such Person has not assumed or become liable for the payment of such obligations, (c) obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired by such Person, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the Event of Default are limited to repossession or sale or property, (d) capitalized rentals, and (e) guaranties of obligations of others of the character referred to in this definition.

         The term "knowledge" shall mean, with respect to a particular fact or other matter, if a director or executive officer of the Company or any subsidiary of the Company is actually, or has been, aware of such fact or other matter, after reasonable inquiry under the circumstances.

         "Materially Adverse Effect" shall mean a materially adverse effect upon the business, assets, liabilities, financial condition, results of operations or business prospects, in each case of the Company and its subsidiaries taken as a whole, or upon the ability of the Company to perform its obligations under this Agreement, the Debentures or the other Operative Documents.

         "Operative Documents" shall have the meaning set forth in Section 2.1 hereof.

         "Person" shall mean an individual, partnership, corporation, trust or unincorporated organization, and a government or agency or political subdivision thereof

         "Registration Rights Agreement" shall mean the Registration Rights Agreement by and among the Company, Tandem and Argosy.

         "Sale Event" shall mean any consolidation, merger or statutory share exchange (other than (i) a merger with a Wholly-owned subsidiary of the Company, (ii) a reincorporation transaction or (iii) a merger pursuant to which the Company is the surviving entity and the capitalization of the Company remains unchanged) in which the outstanding shares of capital stock of the Company are exchanged for securities or other consideration of or from another corporation, or a sale of all or substantially all the assets or stock of the Company; provided, however, that any such event shall not be regarded as a Sale Event if the holders of seventy-five percent (75%) of the aggregate principal amount of the Debentures then outstanding approve such event or elect not to have any such event deemed to be a Sale Event by giving written notice to the Company at least ten (10) days prior to the effective date of such event.

         "Security" shall have the same meaning as in Section 2(l) of the Securities Act.

         The term "subsidiary " shall mean, as to any particular parent corporation, any corporation of which more than 50% (by number of votes) of the Voting Stock shall be owned by such parent corporation and/or one or more corporations which are themselves subsidiaries of such parent corporation.

         "Voting Stock" shall mean Securities of any class or classes the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

         "Wholly-owned" when used in connection with any subsidiary of the Company shall mean a subsidiary of which all of the issued and outstanding shares of stock (except shares required as directors' qualifying shares) shall be owned by the Company and/or one or more of its Wholly-owned subsidiaries.

Section 9.2       Accounting Principles .

         Where the character or amount of any asset or liability or item of income or expense is required to be determined or any consolidation or other accounting computation is required to be made for the purposes of this Agreement, the same shall be done in accordance with GAAP, to the extent applicable, except where such principles are inconsistent with the requirements of this Agreement.

                            ARTICLE X - MISCELLANEOUS

Section 10.1      Expenses; Stamp Tax Indemnity .

         Whether or not the transactions herein contemplated shall be consummated, the Company agrees to pay directly (a) the reasonable fees, expenses and disbursements of Investors' counsel, not to exceed Two Thousand Dollars ($2,000) per Investor, incurred in connection with the entering into of this Agreement and the issuance of the Debentures and the consummation of the transactions contemplated hereby and (b) so long as an Investor holds any of the Debentures, all out-of-pocket expenses including, but not limited to the reasonable fees, expenses and disbursements of Investors' counsel relating to any, amendment, waiver or consent pursuant to the provisions hereof (whether or not the same are actually executed and delivered), including, without limitation, any amendments, waivers or consents resulting from any work-out, restructuring or similar proceedings relating to the performance by the Company of its obligations under this Agreement and the Debentures. The Company also agrees that it will pay and save the Investors harmless against any and all liability with respect to stamp and other taxes, if any, which may be payable in connection with the execution and. delivery of this Agreement or the Debentures. The Company agrees to protect and indemnify each Investor against any liability for any and all brokerage fees and commissions payable or claimed to be payable to any Person retained by the Company in connection with the transactions contemplated by this Agreement.

Section 10.2      Powers and Rights Not Waived; Remedies Cumulative .

         No delay or failure on the part of the holder of any Debenture in the exercise of any power or right shall operate as a waiver thereof; nor shall any single or partial exercise of the same preclude any other of further exercise thereof, or the exercise of any other power or right, and the rights and remedies of the holder of any Debenture are cumulative to and are not exclusive of any rights or remedies any such holder would otherwise have, and no waiver or consent, given or extended pursuant to Article IX hereof, shall extend to or affect any obligation or right not expressly waived or consented to.

Section 10.3      Notices .

         All communications provided for hereunder shall be in writing and shall be delivered personally, or mailed by registered mail, or by prepaid overnight air courier, or by facsimile communication, in each case addressed:

                  If to Tandem:             Tandem Capital, Inc.
                                            500 Church Street, Suite 200
                                            Nashville, Tennessee 37219
                                            Fax: (615) 726-1208
                                            Attention: Craig Macnab
                  with a copy to:           Sherrard & Roe, PLC
                                            424 Church Street, Suite 2000
                                            Nashville, Tennessee 37219
                                            Fax: (615) 742-4539
                                            Attention: Donald I.N.McKenzie, Esq.

                  If to Argosy:             Argosy Investment Partners, L.P.
                                            950 West Valley Road, Suite 2902
                                            Wayne, Pennsylvania 19087
                                            Fax: (610) 964-9524
                   Attention: John Paul Kirwin, III, Principal

                  with a copy to:           McCausland, Keen & Buckman
                                            Radnor Court
                                            259 Radnor-Chester Road,
                                            Suite 160
                                            Radnor, Pennsylvania 19087-5240
                                            Fax: (610) 341-1099
                                            Attention: Robert H. Young, Jr.

                  If to the Company:        Berger Holdings, Ltd.
                                            805 Pennsylvania Blvd.
                                            Feasterville, Pennsylvania 19053
                                            Fax:  (215) 355-7738
                                            Attention:  President

                  with a copy, if on
                  or before July 4,
                  1999, to:                 Wolf, Block, Schorr, and
                                             Solis-Cohen LLP
                                            12th Floor, Packard Building
                                            111 South 15th Street
                                            Philadelphia, Pennsylvania 19102
                                            Fax:  (215) 977-2334
                                            Attention:  Jason M. Shargel, Esq.

                  and, if after
                  July 4, 1999, to: Wolf, Block, Schorr, and Solis-Cohen LLP
                                            22nd Floor
                                            1650 Arch Street
                                            Philadelphia, Pennsylvania 19103
                                            Fax:  (215) 977-2334
                                            Attention:  Jason M. Shargel, Esq.

or such other address as an Investor or the subsequent holder of any Debenture initially issued to an Investor may designate to the Company in writing, or such other address as the Company may in writing designate to the Investors or to a subsequent holder of the Debentures initially issued to the Investors, provided, however, that a notice sent by overnight air courier shall only be effective if delivered at a street address designated for such purpose by such person and a notice sent by facsimile communication shall only be effective if made by confirmed transmission at a telephone number designated for such purpose by such person or, in either case, as an Investor or a subsequent holder of any Debentures initially issued to an Investor may designate to the Company in writing or at a telephone number herein set forth in the case of the Company.

Section 10.4      Successors and Assigns .

         The Investors' interests in this Agreement, the Debentures and the other Operative Documents may be endorsed, assigned and/or transferred (in whole or in part) by the Investors, and any such holder and/or assignee of the same shall succeed to and be possessed of the rights and powers of the Investor under all of the same to the extent transferred and assigned. The Company shall not assign any of its rights nor delegate any of its duties under this Agreement, the Preferred Stock Agreement or any of the other Operative Documents by operation of law or otherwise without the prior express written consent of the Investors, and in the event the Company obtains such consent, this Agreement and the other Operative Documents shall be binding upon such assignee.

Section 10.5      Survival of Covenants and Representation .

         All representations and warranties made by the Company and the Investors herein shall survive the Closing, and shall be extinguished and eliminated on June 30, 1999. All covenants made by the Company herein (including those referred to in Article IV above) shall survive the Closing and delivery of the Operative Documents in accordance with their respective terms so long as any amounts are outstanding under the Debentures. The representations and warranties set forth in the Preferred Stock Purchase Agreement shall survive as set forth therein without any modification as a result of the execution and delivery of this Agreement.

Section 10.6      Severability .

         Should any part of this Agreement for any reason be declared invalid or unenforceable, such decision shall not affect the validity of any remaining portion, which remaining portion shall remain in force and effect as if this Agreement had been executed with the invalid or unenforceable portion thereof eliminated and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Agreement without including therein any such part, parts or portion which may for any reason, be hereafter declared invalid or unenforceable.

Section 10.7      Governing Law .

         This Agreement and the Debentures issued and sold hereunder shall be governed by and construed in accordance with Tennessee law, without regard to its conflict of law rules.

Section 10.8      Captions, Counterparts .

         The descriptive headings of the various Sections or parts of this Agreement are for convenience only and shall not affect the meaning or construction of any of the provisions hereof. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

Section 10.9      Continuing Obligations .

         Notwithstanding anything to the contrary set forth herein, the Investors confirm and acknowledge that the Debentures and the Outstanding Debentures are Company's Obligations to Creditor within the meaning of the Subordination Agreements dated as of January 2, 1998, among Summit Bank, the Company and the Investors, as amended, which Subordination Agreements remain in full force and effect.

Section 10.10     Entire Agreement .

                  This Agreement constitutes the entire agreement of the parties with regard to the exchange of the Debentures for the Preferred Stock.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their duly authorized officers as of the date first written above.

                                     COMPANY:

                                     BERGER HOLDINGS, LTD.


                                     By:   /s/ Joseph F. Weiderman
                                           Name: Joseph F. Weiderman
                                           Title:  President


                                     INVESTORS:

                                     SIRROM CAPITAL CORPORATION
                                     d/b/a TANDEM CAPITAL


                                     By: /s/ Craig Macnab
                                     Craig Macnab, Vice President


                                     ARGOSY INVESTMENT PARTNERS, L.P.

                                       By:  Argosy Associates, L.P.,
                                            its general partner

                                            By:  Argosy Associates, Inc.,
                                                 its general partner

                                            By: ./s/ John Paul Kirwin III
                                                Name: John Paul Kirwin III
                                                      Title: Vice President

EXHIBIT A

                                    DEBENTURE

THIS DEBENTURE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR ANY APPLICABLE STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED UNLESS (i) THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR SUCH APPLICABLE STATE SECURITIES LAWS, OR (ii) IN THE OPINION OF COUNSEL REASONABLY ACCEPTABLE TO THE COMPANY REGISTRATION UNDER THE SECURITIES ACT OR SUCH APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED IN CONNECTION WITH SUCH TRANSFER.

                              Berger Holdings, Ltd.

            Subordinated Convertible Debenture Due December 31, 2003

No. S-1                                              Dated as of January 1, 1999
$1,500,000

         For value received, Berger Holdings, Ltd., a Pennsylvania corporation (the "Company"), hereby promises to pay to Argosy Investment Partners, L.P., 950 West Valley Road, Suite 2902, Wayne, Pennsylvania 19087, or registered assigns, on the 31st day of December, 2003 (the "Regular Maturity Date") (or before the Regular Maturity Date upon the occurrence of a Sale Event or a redemption or conversion of this Debenture in accordance with the terms hereof (each an "Early Termination Date"), as the case may be), the principal amount of One Million Five Hundred Thousand Dollars ($1,500,000) and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of 10% per annum from January 1, 1999 (the "Issue Date") until the Regular Maturity Date or the Early
Termination Date, payable in each case quarterly on the first day of each February, May, August, and November in each year, commencing February 1, 1999, and on the Regular Maturity Date or the Early Termination Date. The Company agrees to pay interest (computed on the same basis) on overdue principal and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at the stated rate plus 3% per annum (or, in each case, at the highest rate permitted by applicable law, whichever is less) until paid.
         Both the principal hereof and interest hereon are payable to the order of the holder hereof at its address registered on the books of the Company or by federal funds wire transfer to a bank account designated in writing by the holder to the Company in coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts. If any amount of principal, premium, if any, or interest on or in respect of this Debenture becomes due and payable on any date which is not a Business Day, such amount shall be payable on the next preceding Business Day. "Business Day" means any day other than a Saturday, Sunday, statutory holiday or other day on which banks in Tennessee are required by law to close or are customarily closed.

         This Debenture is one of the Subordinated Convertible Debentures due on or before December 31, 2003 of the Company in the aggregate principal amount of Four Million Dollars ($4,000,000), issued under and pursuant to the terms and provisions of an Exchange Agreement, dated as of January 1, 1999 (the "Exchange Agreement"), entered into by the Company with the original investors referred to therein, and this Debenture and the holder hereof are entitled, equally and ratably with the holders of all other Debentures outstanding under the Exchange Agreement, to all the benefits provided for thereby or referred to therein, and to which Exchange Agreement reference is hereby made for all such terms and provisions. The terms which are capitalized herein shall have the meanings set forth in the Exchange Agreement unless the context shall otherwise require.

         This Debenture is subordinated to certain other indebtedness of the Company to the extent and with the effect set forth in the Exchange Agreement.

         If an Event of Default occurs and is continuing, the principal of this Debenture and the other Debentures outstanding under the Exchange Agreement may be declared due and payable in the manner and with the effect provided in the Exchange Agreement.

         This Debenture is registered on the books of the Company and is transferable only by surrender thereof at the principal office of the Company at 805 Pennsylvania Blvd., Feasterville, Pennsylvania 19053, or such other address as the Company shall have advised the holders of the Debenture in writing, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Debenture or its attorney duly authorized in writing and in accordance with the provisions of Section 6.2 of the Exchange Agreement. Payment of or on account of principal, premium, if any, and interest on this Debenture shall be made only to or upon the order in writing of the registered holder.

         The Debentures are convertible and redeemable and holders thereof are entitled to certain notices, as set forth more fully below.

         Section 1 Conversion Rights. The holders of the Debentures shall have the following conversion rights:

         (a) Right to Convert. The Debentures shall be convertible at any time, and from time to time, at the option of the holder thereof, into such number of fully paid and nonassessable shares of the common stock of the Company (the "Common Stock"), as is determined by dividing the aggregate principal amount of the Debentures tendered to the Company for conversion (the "Numerator") by the Conversion Price (as defined below) in effect at the time of conversion. The conversion price at which shares of Common Stock shall be deliverable upon conversion of the Debentures without the payment of additional consideration by the holder thereof (the "Conversion Price") initially shall be Four and 25/100 Dollars ($4.25). Such initial Conversion Price, and the rate at which the Debentures may be converted into shares of Common Stock, shall be subject to adjustment as provided below. The conversion rights of the holders of the Debentures shall terminate (i) in the event of a liquidation of the Company, at the close of business on the first full day preceding the date fixed for the payment of any amounts distributable on liquidation to the holders of the Debentures; and (ii) in the event the Debentures are called for redemption pursuant to this Note, at the close of business on the first full day preceding the date fixed for such redemption, unless the Company shall default in making payment in full of the redemption price.

         (b) Adjustment to Conversion Price Upon Occurrence of Extraordinary Common Stock Event. Upon the happening of an Extraordinary Common Stock Event (as hereinafter defined), the Conversion Price for the Debentures, simultaneously with the happening of such Extraordinary Common Stock Event, shall be adjusted by multiplying the then-effective Conversion Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such Extraordinary Common Stock Event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such Extraordinary Common Stock Event, and the product so obtained thereafter shall be the Conversion Price for the Debentures. The Conversion Price, as so adjusted, shall be readjusted in the same manner upon the happening of any successive Extraordinary Common Stock Event(s). "Extraordinary Common Stock Event" shall mean (i) the issuance of additional shares of Common Stock as a dividend or other distribution on outstanding Common Stock, (ii) a stock split or subdivision of outstanding shares of Common Stock into a greater number of shares of Common Stock, or (iii) a reverse stock split or combination of outstanding shares of Common Stock into a smaller number of shares of Common Stock.

         (c) Recapitalization or Reclassification. If the Common Stock issuable upon the conversion of the Debentures shall be changed into the same or a different number of shares of any class or classes of stock of the Company, whether by recapitalization, reclassification, or otherwise (other than a subdivision or combination of shares or stock dividend provided for in Section 1(b) above, or a reorganization, merger, share exchange, consolidation, or sale of assets provided for in Section 1(d) below), then and in each such event the holders of the Debentures shall have the right, at any time thereafter, to convert the Debentures into the kind and amount of shares of stock and other securities and property receivable upon such recapitalization, reclassification, or other change by holders of the number of shares of Common Stock into which such Debentures might have been converted immediately prior to such recapitalization, reclassification, or change, all subject to further adjustment as provided herein.

         (d) Capital Reorganization, Merger, Share Exchange, Consolidation, or Sale of Assets. If at any time or from time to time there shall be a capital reorganization of the Common Stock, including a merger, share exchange, consolidation, or sale of all or substantially all of assets of the Company (other than a subdivision or combination of shares or stock dividend provided for in Section 1(b) above or a recapitalization or reclassification provided for in Section 1(c) above), then, as a part of such reorganization, provision shall be made so that the holders of the Debentures thereafter shall be entitled to receive, upon conversion of the Debentures, the number of shares of stock or other securities or property to which a holder of the number of shares of Common Stock into which such Debentures might have been converted immediately prior to such capital reorganization would have been entitled to receive. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 1(d) with respect to the rights of the holders of the Debentures after the reorganization to the end that the provisions of this Section 1(d) (including adjustment of the Conversion Price then in effect and the number of shares acquired upon conversion of the Debentures) shall be applicable after that event in as nearly equivalent a manner as may be practicable.

Notwithstanding the foregoing, in the case of a consolidation, merger, share exchange, or sale of all or substantially all the assets of the Company, the provisions of Section 1.1 of the Exchange Agreement shall apply to the Debentures, and this Section 1(d) shall not apply, unless, as provided in
Section 1.1 of the Exchange Agreement, the holders of seventy-five percent (75%) of the aggregate principal amount of the Debentures then outstanding elect that such event shall not be deemed to be a Sale Event.

         (e)      Certain Dilutive Issues.

                           (i)      Special  Definitions.   For  purposes  of
this  Section  1(e),  the  following definitions apply:

                                            (1)      "Options"   shall  mean
          rights, options, or warrants to subscribe for, purchase or otherwise acquire either Common Stock or Convertible Securities (as defined below), except for (A) currently exercisable options and warrants to purchase an aggregate of 1,539,248 shares of Common Stock outstanding on December 31, 1997 (the "Outstanding Options"), (B) options to purchase an aggregate of 1,270,000 shares of Common Stock granted or provided for but not exercisable as of December 31, 1997 (the "Agreed Options"), (C) rights or options to acquire up to an aggregate of 250,000 shares of Common Stock which may be granted to employees, directors or consultants to the Company at an exercise price of no less than the Fair Market Value (as defined in Section 1(h) below) on the date of grant (the "Future Options") and (D) warrants to purchase an aggregate of 350,000 shares of Common Stock granted and reserved for issuance on December 31, 1997 (the "Current Warrants").

                                            (2)      "Convertible   Securities"
          shall mean any evidences of indebtedness (other than the Debentures), shares of stock (other than Common Stock) or other securities convertible into or exchangeable for Common Stock.

                                            (3)      "Additional  Shares of
          Common Stock" shall mean all shares of Common Stock issued (or deemed to be issued pursuant to Section 1(e)(iii) by the Company after December 31, 1997 other than shares of Common Stock issued or issuable upon (i) upon conversion of the Debentures, (ii) upon the exercise of the Outstanding Options; (iii) upon the exercise of the Agreed Options, (iv) upon the exercise of any Future Options, or (v) upon the exercise of the Current Warrants.

                                    (ii)    No Adjustment of Conversion Price.
Any provision herein to the contrary notwithstanding, no adjustment in the number of shares of Common Stock into which the Debentures are convertible shall be made, by adjustment in the Conversion Price, unless the consideration per share (determined pursuant to Section 1(e)(v) hereof) for an Additional Share of Common Stock issued or deemed to be issued by the Company is less than the Conversion Price in effect on the date of, and immediately prior to, the issue of such Additional Shares of Common Stock.

                                    (iii)   Issue  of  Options  and  Convertible
Securities. In the event the Company at any time or from time to time after December 31, 1997 shall issue any Options or Convertible Securities or shall fix a record date for the determination of holders of any class of securities then entitled to receive anysuch Options or Convertible Securities, then the maximum number of shares (as set forth in the instrument relating thereto without regard to any provisions contained therein for a subsequent adjustment of such number)of Common Stock issuable upon the exercise of such Options or, in the case of Convertible Securities and Options therefor, the conversion or exchange of such Convertible Securities, shall be deemed to be Additional Shares of Common Stock issued as of the time of such issue or, in case such a record date shall have been fixed, as of the close of business on such record date, provided that Additional Shares of Common Stock shall not be deemed to have been issued unless the consideration per share (determined pursuant to Section 1(e)(v) hereof) of such Additional Shares of Common Stock would be less than the Conversion Price in effect on the date of and immediately prior to such issue, or such record date, as the case may be, and provided that in any such case in which Additional Shares of Common Stock are deemed to be issued:

                                            (1)      no further adjustments in
the Conversion Price shall be made upon the subsequent issue of Convertible Securities or shares of Common Stock upon the exercise of such Options or conversion or exchange of such Convertible Securities;

                                             (2)      if such  Options  or
Convertible Securities by their terms provide, with the passage of time or otherwise, for any increase or decrease in the consideration payable to the Company, or decrease or increase in the number of shares of Common Stock issuable upon the exercise, conversion or exchange thereof, the Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon any such increase or decrease becoming effective, be recomputed to reflect such increase or decrease insofar as it affects such Options or the rights of conversion or exchange under such Convertible Securities, provided, however, that no such adjustment of the Conversion Price shall affect Common Stock previously issued upon conversion of the Debentures;

                                            (3)      upon the expiration of any
such Options or any rights of conversion or exchange under such Convertible Securities that shall not have been exercised, the Conversion Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon such expiration, be recomputed as if:

                                                              (a)      in the
case of Convertible Securities or Options for Common Stock, the only Additional Shares of Common Stock issued were the shares of Common Stock, if any, actually issued upon the exercise of such Options or the conversion or exchange of such Convertible Securities and the consideration received therefor was the consideration actually received by the Company for the issue of all such Options, whether or not exercised, plus the consideration actually received by the Company upon such exercise, or for the issue of all such Convertible Securities that were actually converted or exchanged, plus the additional consideration, if any, actually received by the Company upon such conversion or exchange, and
                                                              (b)      in  the
case of Options for Convertible Securities, only the Convertible Securities, if any, actually issued upon the exercise thereof were issued at the time of issue of such Options, and the consideration received by the Company for the

Additional Shares of Common Stock deemed to have been then issued was the consideration actually received by the Company for the issue of all such Options, whether or not exercised, plus the consideration deemed to have been received by the Company (determined pursuant to Section 1(e)(v)) upon the issue of the Convertible Securities with respect to which such Options were actually exercised;

                                                     (4)      no readjustment
pursuant to Section 1(e)(iii)(2) or (3) above shall have the effect of increasing the Conversion Price to an amount which exceeds the lower of (a) the Conversion Price prior to the initial adjustment to which the readjustment applies, or (b) the Conversion Price that would have resulted from any issuance of Additional Shares of Common Stock between the date of the initial adjustment date and such readjustment date; and

                                                     (5)      in the event of
any change in the number of shares of Common Stock issuable upon the exercise, conversion or exchange of any Option or Convertible Security, including, but not limited to, a change resulting from the antidilution provisions thereof, the Conversion Price then in effect shall forthwith be readjusted to such Conversion Price as would have been obtained had the adjustment which was initially made upon the issuance of such unexercised Option or unconverted Convertible Security, been made upon the basis of such subsequent change, but no further adjustment shall be made for the actual issuance of Common Stock upon the exercise or conversion of any such Option or Convertible Security.

                                    (iv)    Adjustment of Conversion  Price Upon
Issuance of Additional Shares of Common Stock. In the event the Company at any time after the Original Issue Date shall issue Additional Shares of Common Stock (including Additional Shares of Common Stock deemed to be issued pursuant to Section 1(e)(iii)), without consideration or for a consideration per share less than the Conversion Price in effect on the date of and immediately prior to such issue, then and in such event, the Conversion Price shall be reduced to a price (calculated to the nearest cent) determined by multiplying the then current Conversion Price by a fraction the numerator of which shall be the sum of

                                            (A)      the number of shares of
Common Stock outstanding immediately prior to such issue, plus
                                                              (B)      the
number of shares of Common Stock which the aggregate consideration received by the Company for the total number of Additional Shares of Common Stock so issued would purchase at the Conversion Price in effect immediately prior to such issuance and the denominator of
which shall be the sum of

                                            (x)      the number of shares of
Common Stock  outstanding  immediately prior to such issue, plus

                                            (y)      the number of such
Additional  Shares  of  Common  Stock so issued.

                                             For the purpose of the above
calculation, the number of shares of Common Stock outstanding shall be calculated on a fully diluted basis,as if all the Debentures and all other Convertible Securities had been fully converted into shares of Common Stock immediately prior to such issuance, and any outstanding warrants, options or other rights for the purchase of shares of stock or Convertible Securities had been fully exercised immediately prior to such issuance, and the resulting securities fully converted into shares of Common Stock, if so convertible as of such date. This calculation shall not include, however, any Additional Shares of Common Stock issuable with respect to the Debentures, Convertible Securities or outstanding options, warrants or other rights for the purchase of shares or Convertible Securities, solely as a result of adjustment of the Conversion Price resulting from the issuance of Additional Shares of Common Stock causing such adjustment.

                                                              The  provisions of
this Section 1(e)(iv) do not apply if the provisions of any of Section 1(b), (c) or (d) apply.

                                    (v)     Determination  of  Consideration.
The consideration received by the Company for the issue of any Additional Shares of Common Stock shall be computed as follows:

                                                              (1)      Cash,
Property, and Other Consideration. Such consideration shall:

                                                                     a) insofar
as it consists of cash, be computed as the aggregate amount of cash received by the Company excluding amounts paid or payable for accrued interest or accrued dividends;
                                                     (b)      insofar as it
consists of property, services, or other consideration other than cash, be computed at the fair value thereof at the time of such issue, as determined in good faith by the Board of Directors; and
                                                              (c)      in the
event Additional Shares of Common Stock are issued together with other shares or securities or other assets of the Company for consideration which covers both, be the proportion of the consideration so received, computed as provided in clauses (a) and (b) above, as is determined in good faith by the Board of Directors.
                                                     (2)      Options    and
Convertible Securities. The consideration per share received by the Company for Additional Shares of Common Stock deemed to have been issued pursuant to Options and Convertible Securities, shall be deemed to be the sum of the consideration paid for such Option or Convertible Security, if any, plus the lowest consideration per share then payable upon the exercise of Options, as set forth in the instruments relating to such Options or Convertible Securities, without regard to any provision contained therein designed to protect against dilution. If Options or Convertible Securities are issued together with other securities or instruments of the Company, the Board of Directors shall determine in good faith the amount of consideration paid for such Option or Convertible Securities.

                  (f) Certificate as to Adjustments. In each case of an adjustment or readjustment of the Conversion Price of the Debentures, the Company will furnish each holder of the Debentures with a certificate prepared by the Chief Financial Officer of the Company showing such adjustment or readjustment and stating in detail the facts upon which such adjustment or readjustment is based.

                  (g)  Exercise  of  Conversion   Privilege.   To  exercise  its
conversion privilege, a holder of the Debentures shall surrender the certificate(s) representing the Debentures being converted to the Company at its principal office, accompanied by written notice to the Company at that office that such holder elects to convert such Debentures (a "Conversion Notice"). The Conversion Notice also shall state the name(s) and address(es) in which the certificate(s) for shares of Common Stock issuable upon such conversion shall be issued. The certificate(s) for the Debentures surrendered for conversion shall be accompanied by proper assignment thereof to the Company or in blank. The date when the Conversion Notice is received by the Company together with the certificate(s) representing the Debentures being converted shall be the "Conversion Date." As promptly as practicable after the Conversion Date, the Company shall issue and deliver to the holder of the Debentures being converted, or on its written order, such certificate(s) as it may request of the number of whole shares of Common Stock issuable upon the conversion of such Debentures in accordance with the provisions of this Section 1 and cash, as provided in
Section 1, in respect of any fraction of a share of Common Stock issuable upon such conversion. Such conversion shall be deemed to have been effected immediately prior to the close of business on the Conversion Date, and at such time the rights of the holder as a holder of the converted Debentures shall cease and the person(s) in whose name(s) any certificate(s) for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder(s) of record of the shares of Common Stock represented thereby.

         (h) Cash in Lieu of Fractional Shares. No fractional shares of Common Stock or scrip representing fractional shares shall be issued upon the conversion of the Debentures. Instead of any fractional shares of Common Stock that otherwise would be issuable upon conversion of any of the Debentures, the Company shall pay to the holder of Debentures that were converted a cash adjustment in respect of such fractional shares in an amount equal to the same fraction of the Fair Market Value price per share of the Common Stock at the close of business on the Conversion Date. "Fair Market Value" shall mean (i) in the case of a security listed or admitted to trading on any securities exchange, the last reported sale price, regular way (as determined in accordance with the practices of such exchange), on such day, or if no sale takes place on such day, the average of the closing bid and asked prices on such day (and in the case of a security traded on more than one national securities exchange, at such price or such average, upon the exchange on which the volume of trading during the last calendar year was the greatest), (ii) in the case of a security not then listed or admitted to trading on any securities exchange, the last reported sale price on such day, or if no sale takes place on such day, the average of the closing bid and asked prices on such day, as reported by a reputable quotation service designated by the Company, (iii) in the case of a security not then listed or admitted to trading on any securities exchange and as to which no such reported sale price or bid and asked prices are available, the average of the reported high bid and low asked prices on such day, as reported by a reputable quotation service, or the Wall Street Journal, or if there are no bids and asked prices on such day, the average of the high bid and low asked prices, as so reported, on the most recent day (not more than 30 days prior to the date in question) for which prices have been so reported, and (iv) in the case of a security determined by the Company's Board of Directors as not having an active quoted market or in the case of other property, such fair market value as shall be determined by the Board of Directors. The determination as to whether any fractional shares are issuable shall be based upon the total number of Debentures being converted at any one time by any holder thereof, not upon each Debenture being converted.

         (i) Reservation of Common Stock. The Company at all times shall reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the Debentures, such number of its shares of Common Stock as from time to time shall be sufficient to effect the conversion of all outstanding Debentures.

         Section 2         Redemption.

         (a) Redemption at the Option of the Company. The Debentures shall not be redeemable or otherwise subject to prepayment by the Company at any time prior to the first anniversary of the Issue Date. On and after the first anniversary of the Issue Date and at any time prior to the Maturity Date, at the option of the Company, the Company may fix a date (the "Redemption Date") on which it shall redeem all (but not less than all) of the then outstanding Debentures by paying in cash to the holders thereof and in respect of each One Hundred Dollars ($100.00) in principal amount of Debentures tendered to the Company for redemption, the Redemption Price (as defined below), but only in the event that the average bid price of the Common Stock exceeds Nine Dollars ($9.00) per share (without giving effect to any stock splits, stock dividends or recapitalizations after December 31, 1997), with respect to each of the twenty
(20) consecutive Trading Days (as defined below) immediately preceding the date of the Redemption Notice (as defined in Section 2(b) below). A holder of the Debentures may elect, by written notice delivered to the Company not less than ten (10) days prior to the Redemption Date, to waive its right to have redeemed all (but not less than all) of the Debentures held by such holder which are eligible to be redeemed on such Redemption Date, provided that on such Redemption Date each such Debenture which is not redeemed shall be converted automatically into shares of Common Stock at the Conversion Price then in effect on such Redemption Date. The term "Trading Day" shall mean any day other than Saturday or Sunday on which national securities exchanges are open for trading and trades in the Common Stock occur. The term "Redemption Price" shall mean an amount per One Hundred Dollars ($100.00) in principal amount of Debentures equal to (A) for any redemption pursuant to clause (i) above, an amount equal to One Hundred Dollars ($100.00) plus an amount equal to all interest payments then due but unpaid (including interest thereon); and (B) for any redemption pursuant to clause (ii) above, One Hundred Five Dollars ($105.00) plus an amount equal to all interest payments then due but unpaid (including interest thereon), in each case up to and including the Redemption Date.

         (b) Procedures for Redemption of the Debentures. At least thirty (30) days but not more than forty-five (45) days prior to the Redemption Date the Company shall mail a written notice, first class postage prepaid, to each holder of record at the close of business on the business day preceding the day on which notice is given, of the Debentures to be redeemed, at the address last shown on the records of the Company for such holder, notifying such holder of the redemption to be effected, specifying (i) that all Debentures shall be redeemed from such holder, (ii) the Redemption Date, (iii) the Redemption Price,
(iv) the place at which payment may be obtained, (v) advising such holder of its right to elect to waive its right to have all (but not less than all) such shares redeemed and that, if such election is made, such Debentures which are not redeemed shall be converted automatically into shares of Common Stock at the

Conversion Price then in effect (setting forth such Conversion Price), and (vi) calling upon such holder to surrender to the Company, in the manner and at the place designated, the Debentures to be redeemed (the "Redemption Notice"). On or after the Redemption Date, each holder of the Debentures to be redeemed shall surrender to the Company Debentures, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such Debentures shall be payable to the order of the person whose name appears on the Company's register of Debentures as the owner thereof and, upon payment in full of the Redemption Price, each surrendered Debenture shall be discharged. From and after each Redemption Date, unless there shall have been a default in payment of the Redemption Price, any of the Debentures redeemed on such Redemption Date shall not be entitled to any further rights as Debentures and shall not be deemed outstanding for any purpose.

         Section 3         Notices of Record Date.  In the event of any:

         (a) taking by the Company of a record of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution, or any right to subscribe for, purchase, or otherwise acquire any shares of stock of any class or any other securities or property, or to receive any other right; or

         (b) capital reorganization of the Company, any reclassification or recapitalization of the capital stock of the Company, any merger, consolidation, or share exchange of the Company, or any transfer of all or substantially all the assets of the Company to any other corporation, or any other entity or person; or

         (c) voluntary or involuntary dissolution, liquidation, or winding up the Company;

then and in each such event the Company shall mail or cause to be mailed to each holder of the Debentures a notice specifying (i) the record date for such dividend, distribution, or right and a description of such dividend, distribution, or right, (ii) the date on which any such reorganization, reclassification, recapitalization, transfer, consolidation, merger, share exchange, dissolution, liquidation, or winding up is expected to become effective, and (iii) the time, if any, that is to be fixed as to when the holders of record of Common Stock (or other securities) shall be entitled to exchange their shares of Common Stock (or other securities) for securities or other property deliverable upon such reorganization, reclassification, recapitalization, transfer, consolidation, merger, share exchange, dissolution, liquidation, or winding up. Such notice shall be mailed at least ten (10) days prior to the date specified in such notice on which such action is to be taken.

         If the indebtedness represented by this Debenture or any part thereof is placed in the hands of attorneys for collection after an Event of Default, or the enforcement of any rights under the Exchange Agreement, the Company agrees to pay the principal, premium if any, and interest due and payable hereon, and an amount equal to all costs of collecting this Debenture, including reasonable attorneys' fees and expenses.
         Section 4 No Dilution or Impairment. The Company will not, by amendment of its Articles of Incorporation or through any reorganization, transfer of assets, consolidation, merger, share exchange, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms of the Debentures set forth herein, but will at all times in good faith assist in the carrying out of all such terms and in the taking of all such action as may be necessary or appropriate in order to protect the rights of the holders of the Debentures against dilution or other impairment.

         This Debenture and said Exchange Agreement are governed by and construed in accordance with the laws of Tennessee.

[Corporate Seal]                            BERGER HOLDINGS, LTD.

ATTEST:                                     By:

------------------------
      ----------------------------
Secretary                                   Joseph F. Weiderman, President

EXHIBIT B

THIS WARRANT HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY APPLICABLE STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED UNTIL (I) A REGISTRATION STATEMENT UNDER THE ACT AND SUCH APPLICABLE STATE SECURITIES LAWS SHALL HAVE BECOME EFFECTIVE WITH REGARD THERETO, OR (II) IN THE OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY, REGISTRATION UNDER THE ACT AND SUCH APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED IN CONNECTION WITH SUCH PROPOSED TRANSFER.

Warrant No. RA-1

           This Stock Purchase Warrant Amends, Restates and Supersedes
            the Stock Purchase Warrant Dated as of December 31, 1997
                     in favor of Sirrom Capital Corporation

                   AMENDED AND RESTATED STOCK PURCHASE WARRANT

         This Warrant is issued this 1st day of January, 1999, by BERGER HOLDINGS, LTD., a Pennsylvania corporation (the "Company"), to SIRROM CAPITAL CORPORATION d/b/a Tandem Capital, a Tennessee corporation ("Tandem" which, together with any subsequent assignee or transferee hereof is hereinafter referred to collectively as "Holder" or "Holders").

                                   AGREEMENT:

A. Issuance of Warrant; Term. For and in consideration of SIRROM CAPITAL CORPORATION d/b/a Tandem Capital, purchasing from the Company its 12.25% Subordinated Debenture due December 31, 2003, in the initial principal amount of Two Million Dollars (the "Debenture") pursuant to the terms of a Debenture Purchase December 17, 1997, among the Company, Tandem and Argosy Investment Partners, L.P. ("Argosy") (the "Debenture Purchase Agreement"), and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company hereby grants to Holder the right to purchase Two Hundred Forty Thousand (240,000) shares of the Company's common stock, par value $.01 per share (the "Common Stock"). The shares of Common Stock issuable upon exercise of this Warrant are hereinafter referred to as the "Shares." The number of such shares and the Exercise Price (as defined below) are subject to adjustment as provided herein. The term "Warrant" as used herein includes this Warrant and any warrants delivered in exchange therefor as provided herein. This Warrant shall be exercisable at any time and from time to time during the term commencing on the date hereof and ending at 5:00 p.m. Eastern Standard Time on December 31, 2003.
B.

C. Exercise Price. The exercise price (the "Exercise Price") per share for which all or any of the Shares may be purchased pursuant to the terms of this Warrant shall be Four Dollars and Twenty-Five Cents ($4.25), as adjusted from time to time pursuant to Section 7 hereof.
D.
E.   Exercise.
F.

1. Manner of Exercise. This Warrant may be exercised by the Holder hereof (but only on the conditions hereinafter set forth) as to all or any increment or increments of one hundred (100) Shares (or the balance of the Shares if less than 100), upon delivery to the Company at the following address: 805 Pennsylvania Blvd., Feasterville, Pennsylvania 19053 or such other address as the Company shall designate in a written notice to the Holder hereof, of the Notice of Exercise in the form of Annex A hereto, duly completed and executed on behalf of the Holder, together with this Warrant and payment to the Company of the aggregate Exercise Price of the Shares so purchased. The Exercise Price shall be payable, at the option of the Holder, (i) by certified or bank check,
(ii) by the surrender by the Holder for cancellation of Debentures or any portion thereof having an outstanding principal balance at least equal to the aggregate Exercise Price, or (iii) by a combination of (i) and (ii) above. Upon exercise of this Warrant as aforesaid, the Company shall as promptly as practicable, and in any event within ten (10) days thereafter, execute and deliver to the Holder of this Warrant a certificate or certificates for the total number of whole Shares for which this Warrant is being exercised in such names and denominations as are requested by such Holder. If this Warrant shall be exercised with respect to less than all of the Shares, the Holder shall be entitled to receive a new Warrant covering the number of Shares in respect of which this Warrant shall not have been exercised, which new Warrant shall in all other respects be identical to this Warrant. The Company covenants and agrees that it will pay when due any and all state and federal issue taxes which may be payable in respect of the issuance of this Warrant or the issuance of any Shares upon exercise of this Warrant.

1.     Conversion  Rights.  In lieu of  exercising  this  Warrant  pursuant to
Section 3(a) above, the Holder shall have the right to require the Company to convert this Warrant, in whole or in part and at any time or times into Shares (the "Conversion Right"), upon delivery to the Company at its address in Section 3(a) or such other address as the Company shall designate in a written notice to the Holder hereof, of the Notice of Exercise, with the election to convert duly completed and executed on behalf of the Holder, together with this Warrant. Upon exercise of the Conversion Right, the Company shall deliver to the Holder (without payment by the Holder of any Exercise Price) that number of Shares which is equal to the quotient obtained by dividing (x) the net value of the number of Shares into which this Warrant is being converted at the time the Conversion Right is exercised (determined by subtracting the aggregate Exercise Price for the Shares into which this Warrant is being converted immediately prior to the exercise of the Conversion Right from a number equal to the product of (i) the Fair Market Value (as such term is defined in Section 7(e)) per share as at such time, multiplied by (ii) that number of Shares purchasable upon exercise of this Warrant (or portion hereof that is being converted at the time the Conversion Right is exercised) immediately prior to the exercise of the Conversion Right (taking into account all applicable adjustments pursuant to Section 7)), by (y) the Fair Market Value per share. Any references in any

Warrants to the "exercise" of this Warrant, and the use of the term exercise herein, shall be deemed to include (without limitation) any exercise of the Conversion Right.
2.
B. Covenants and Conditions. The above provisions are subject to the following:
C.
1. Securities Laws Compliance. Neither this Warrant nor the Shares have been registered under the Securities Act of 1933, as amended ("Securities Act") or any state securities laws ("Blue Sky Laws"). This Warrant has been acquired for investment purposes and not with a view to distribution or resale in violation of the registration provisions of the Securities Act; except for the transfer of the Warrant to one or more wholly-owned subsidiaries of Sirrom Capital Corporation, which subsidiary(s) shall be an "accredited investor," as defined in Rule 501(a) under the Securities Act, this Warrant may not be sold or otherwise transferred without (i) an effective registration statement for such Warrant under the Securities Act and such applicable Blue Sky Laws, or (ii) an opinion of counsel, which opinion and counsel shall be reasonably satisfactory to the Company and its counsel, that registration is not required under the Securities Act or under any applicable Blue Sky Laws (the Company hereby acknowledges that Sherrard & Roe, PLC is acceptable counsel). Transfer of the Shares issued upon the exercise of this Warrant shall be restricted in the same manner and to the same extent as the Warrant and the certificates representing such Shares shall bear substantially the following legend:
2.
                  THE SHARES OF COMMON STOCK REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY APPLICABLE STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED UNTIL (I) A REGISTRATION STATEMENT UNDER THE ACT AND SUCH APPLICABLE STATE SECURITIES LAWS SHALL HAVE BECOME EFFECTIVE WITH REGARD THERETO, OR (II) IN THE OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY, REGISTRATION UNDER SUCH ACT AND SUCH APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED IN CONNECTION WITH SUCH PROPOSED TRANSFER.

The Holder hereof and the Company agree to execute such other documents and instruments as counsel for the Company reasonably deems necessary to effect the compliance of the issuance of this Warrant and any Shares of Common Stock issued upon exercise hereof with applicable federal and state securities laws.

1. Covenants of the Company. The Company covenants and agrees that all shares of Common Stock which may be issued upon exercise of this Warrant will, upon issuance and payment therefor, be legally and validly issued and outstanding, fully paid and nonassessable, free from all taxes, liens, charges

<PAGE<

with respect to the issuance thereof. The Company further covenants that it shall at all times during the term of this Warrant reserve and keep available for issuance upon the exercise of this Warrant such number of authorized but unissued shares of Common Stock as will be sufficient to permit the exercise in full of this Warrant and, from time to time, will take all steps necessary to amend its Articles of Incorporation to provide sufficient reserves of shares of its Common Stock for issuance upon exercise of the Warrant.
2.
B.     Transfer of Warrant.
C.
1. Warrant Register. The Company will maintain a warrant register containing the names and address of the Holder or Holders. Any Holder of this Warrant or any portion thereof may change its address as shown on the warrant register by written notice to the Company requesting such change. Any notice or written communication required or permitted to be given to the Holder may be delivered or given by registered or certified mail to such Holder as shown on the warrant register and at the address shown on the warrant register. Until this Warrant is transferred on the warrant register of the Company, the Company may treat the Holder as shown on the warrant register as the absolute owner of this Warrant for all purposes, notwithstanding any notice to the contrary.
2.
3. Transferability.Subject to compliance with the provisions of Section 4(a) hereof, this Warrant may be transferred, in whole or in part, to any person, by presentation of the Warrant to the Company together with the Notice of Assignment in the form of Annex B hereto, duly endorsed for transfer. Upon such presentation for transfer, the Company shall promptly execute and deliver a new Warrant or Warrants in the form hereof in the name of the assignee(s) and in the denominations specified in such instructions in the Assignment Form. The Company shall pay all expenses incurred by it in connection with the preparation, issuance and delivery of new Warrants under this Section 5.
4.
D.    Warrant Holder
Not Shareholder; Rights Offering. Except as otherwise provided herein, this Warrant does not confer upon the Holder, as such, any right whatsoever as a shareholder of the Company. Notwithstanding the foregoing, if the Company should offer to all of the Company's shareholders the right to purchase any securities of the Company, then all Shares of Common Stock that are subject to this Warrant shall be deemed to be outstanding and owned by the Holder and the Holder shall be entitled to participate in such rights offering.
E.
F. Adjustment of Exercise Price and Number of Shares Issuable. The Exercise Price and the number of shares purchasable hereunder are subject to adjustment from time to time as follows:
G.
1. Stock Splits, Recapitalization, Etc. If all or any portion of this Warrant shall be exercised subsequent to any stock split, stock dividend, recapitalization, combination of shares of the Company, or other similar event occurring after the date hereof, then the Holder exercising this Warrant shall receive, for the aggregate price paid upon such exercise, the aggregate number and class of shares which such Holder would have received if this Warrant had been exercised immediately prior to the record date for such stock split, stock dividend, recapitalization, combination of shares, or other similar event.

2.
3. Merger, Etc.If the Company at any time merges or consolidates with or into any other corporation or enters into a similar transaction (other than a merger in which the Company is the surviving corporation and in connection with which there is no reclassification or other change in the Common Stock or other securities of the Company or any issuance of stock, securities or property to the holders of its outstanding shares of Common Stock), then the Company shall notify the Holder of any such event and, effective upon the record or other date of determination of persons affected by such merger, consolidation or similar transaction, the securities which the Holder would be entitled to receive on the exercise hereof shall include the kind and amount of securities, cash and property that would have been held by the Holder if on such determination date the Holder had been the holder of record of the securities, cash and properties issuable upon exercise of the Warrant on such determination date (or the right thereto prior to the effective date thereof). In the event of any merger, consolidation or similar transaction referred to above in this Section 7(b), the Company shall, and shall cause any successor corporation as a condition precedent to such transaction to, execute and deliver to each Holder " a new Warrant (i) providing that the owner of such Warrant, upon exercise thereof, shall have the right to purchase the securities as adjusted as described above, and (ii) containing provisions for subsequent adjustments in a manner and on terms as nearly equivalent as may be practicable to the adjustments provided for in this Section 7(b).
4.
5.     Adjustment  on Certain  Dilutive  Issues.
6.
6.1 Definitions. For purposes of this Section 7(c), the following definitions apply:
6.2
     (a) "Options" shall mean rights, options, or warrants to subscribe for, purchase or otherwise acquire either Common Stock or Convertible Securities (as defined below), except for (A) currently exercisable options and warrants to purchase an aggregate of 1,539,248 shares of Common Stock outstanding on January 2, 1998 (the "Outstanding Options"); (B) options to purchase an aggregate of 1,270,000 shares of Common Stock granted or provided for but not exercisable as of January 2, 1998 (the "Agreed Options"), (C) rights or options to acquire up to an aggregate of 250,000 shares of Common Stock which may be granted to employees, directors or consultants to the Corporation at an exercise price of no less than the Fair Market Value (as defined in Section 5(h) below) on the date of grant (the "Future Options") and (D) warrants to purchase an aggregate of 350,000 shares of Common Stock granted and reserved for issuance on January 2, 1998 (the "Current Warrants").

          (a) "Convertible Securities" shall mean any evidences of indebtedness, shares of stock (other than Common Stock and the Company's Series A Convertible Preferred Stock (the "Series A Preferred')) or other securities convertible into or exchangeable for Common Stock.

          (a) "Additional Shares of Common Stock" shall mean all shares of Common Stock issued (or deemed to be issued pursuant to Section 7(c)(iii)) by the Corporation after January 2, 1998, other than shares of Common Stock issued or issuable upon (i) upon conversion of shares of Series A Preferred Stock or as a dividend or distribution on Series A Preferred Stock, (ii) upon the exercise of the Outstanding Options;
          (iii) upon the exercise of the Agreed Options, (iv) upon the exercise of any ISOs, or (v) upon the exercise of the Current Warrants.

 1.1 Adjustment of Exercise Price. In the event that the consideration per share (determined pursuant to Section 7(c)(v) hereof) for an Additional Share of Common Stock issued or deemed to be issued by the Company is less than the Exercise Price in effect on the date of, and immediately prior to, the issue of such Additional Share of Common Stock, then the Exercise Price and the number of shares shall be adjusted as provided herein.

1.2

1.3 Issue of Options and Convertible Securities. In the event the Company at any time or from time to time after the Warrant
Issue Date shall issue any Options or Convertible Securities or shall fix a record date for the determination of holders of any class of securities then entitled to receive any such Options or
Convertible Securities, then the maximum number of shares (as set forth in the instrument relating thereto without regard to any provisions contained therein for a subsequent adjustment of such number) of Common Stock issuable upon the exercise of such
Options or, in the case of Convertible Securities and Options herefor, the conversion or exchange of such Convertible Securities, shall be deemed to be Additional Shares of Common Stock issued as
of the time of such issue or, in case such a record date
shall have been fixed, as of the close of business on such
record date, provided that Additional Shares of Common Stock shall not be deemed to have been issued unless the
consideration per share (determined pursuant to Section
7(c)(v) hereof) of such Additional Shares of Common Stock
would be less than the Exercise Price in effect on the date
of and immediately prior to such issue, or such record date, as the case may be, and provided that in any such case in
which Additional Shares of Common Stock are deemed to be
issued:
1.4
          (a) no further adjustments in the Exercise Price shall be made upon the subsequent issue of Convertible Securities or shares of Common Stock upon the exercise of such Options or conversion or exchange of such Convertible Securities;

          (a) if such Options or Convertible Securities by their terms provide, with the passage of time or otherwise, for any increase or decrease in the consideration payable to the Company, or decrease or increase in the number of shares of Common Stock issuable upon the exercise, conversion or exchange thereof, the Exercise Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon any such increase or decrease becoming effective, be recomputed to reflect such increase or decrease insofar as it affects such Options or the rights of conversion or exchange under such Convertible

          Securities, provided, however, that no such adjustment of the Exercise Price shall affect Common Stock previously issued upon exercise or conversion of this Warrant;

          (a) upon the expiration of any such Options or any rights of conversion or exchange under such Convertible Securities that shall not have been exercised, the Exercise Price computed upon the original issue thereof (or upon the occurrence of a record date with respect thereto), and any subsequent adjustments based thereon, shall, upon such expiration, be recomputed as if:

          (i) in the case of Convertible Securities or Options for Common Stock the only Additional Shares of Common Stock issued were the shares of Common Stock, if any, actually issued upon the exercise of such Options or the conversion or exchange of such Convertible Securities and the consideration received therefor was the consideration actually received by the Company for the issue of all such Options, whether or not exercised, plus the consideration actually received by the Company upon such exercise, or for the issue of all such Convertible Securities that were actually converted or exchanged, plus the additional consideration, if any, actually received by the Company upon such conversion or exchange, and

          (i) in the case of Options for Convertible Securities, only the Convertible Securities, if any, actually issued upon the exercise
          thereof were issued at the time of issue of such  Options,   and  the
          consideration received by the Company for the Additional Shares of Common Stock deemed to have been then issued was the consideration actually received by the Company for the issue of all such Options, whether or not exercised, plus the consideration deemed to have been received by the Company (determined pursuant to Section 7(c)(v)) upon the issue of the Convertible Securities with respect to which such Options were actually exercised;

          (a) no readjustment pursuant to Section 7(c)(iii)(2) or (3) above shall have the effect of increasing the Exercise Price to an amount which exceeds the lower of (a) the Exercise Price prior to the initial adjustment to which the readjustment applies, or (b) the Exercise Price that would have resulted from any issuance of Additional Shares of Common Stock between the date of the initial adjustment date and such readjustment date; and

          (a) in the eventof any change in the number of shares of Common Stock issuable upon the exercise, conversion or exchange of any Option or Convertible Security, including, but not limited to, a change resulting from the antidilution provisions thereof, the Exercise Price then in effect shall forthwith be readjusted to such Exercise Price as would have been obtained had the adjustment which was initially made upon the issuance of such unexercised Option or unconverted Convertible Security, been made upon the basis of such subsequent change, but no further adjustment shall be made for the actual issuance of Common Stock upon the exercise or conversion of any such Option or Convertible Security.

1.1 Adjustment of Exercise Price Upon Issuance of Additional Shares of Common Stock. In the event the Company at any time after the Warrant Issue Date shall issue Additional Shares of Common Stock (including Additional Shares of Common Stock deemed to be issued pursuant to Section 7(c)(iii)), without consideration or for a consideration per share less than the Exercise Price in effect on the date of and immediately prior to such issue, then and in such event, the Exercise Price shall be reduced to a price (calculated to the nearest cent) determined by multiplying the then current Exercise Price by a fraction the numerator of which shall be the sum of 1.2
                                    (A) the  number of  shares  of Common  Stock
                  outstanding immediately prior to such issue, plus

                                    (B) the  number of  shares  of Common  Stock
                  which the aggregate consideration received by the Company for the total number of Additional Shares of Common Stock so issued would purchase at the Exercise Price in effect immediately prior to such issuance and the denominator of which shall be the sum of

                 (x) the number of shares of Comm immediately prior to such issue, plus

                 (y) the number of such Additional Shares of Common Stock so issued.

For the purpose of the above calculation, the number of shares of Common Stock outstanding shall be calculated on a fully diluted basis, as if all shares of Series A Preferred and all other Convertible Securities had been fully converted into shares of Common Stock immediately prior to such issuance, and any outstanding warrants, options or other rights for the purchase of shares of stock or Convertible Securities had been fully exercised immediately prior to such issuance, and the resulting securities fully converted into shares of Common Stock, if so convertible as of such date. This calculation shall not include, however, any Additional Shares of Common Stock issuable with respect to this Warrant or to shares of Series A Preferred, Convertible Securities or outstanding options, warrants or other rights for the purchase of shares or Convertible Securities, solely as a result of adjustment of the Exercise Price resulting from the issuance of Additional Shares of Common Stock causing such adjustment.

         The provisions of this Section 7(c)(iv) do not apply if the provisions of any of Section 7(a) or (b) apply.

1.1 Determination of Consideration. The consideration received by the Company for the issue of any Additional Shares of Common Stock shall be computed as follows:
1.2
     (a)   Cash, Property, and Other Consideration.  Such consideration shall:

     (i) insofar as it consists of cash, be computed as the aggregate amount of cash received by the Company excluding amounts paid or payable for accrued interest or accrued dividends;

     (i) insofar as it consists of property, services, or other consideration other than cash, be computed at the fair value thereof at the time of such issue, as determined in good faith by the Board of Directors; and

     (i) in the event Additional Shares of Common Stock are issued together with other shares or securities or other assets of the Company for consideration which covers both, be the proportion of the consideration so received, computed as provided in clauses (a) and (b) above, as is determined in good faith by the Board of Directors.

     (a) Options and Convertible Securities. The consideration per share received by the Company for Additional Shares of Common Stock deemed to have been issued pursuant to Options and Convertible Securities, shall be deemed to be the sum of the consideration paid for such Option or Convertible Security, if any, plus the lowest consideration per share then payable upon the exercise of Options, as set forth in the instruments relating to such Options or Convertible Securities, without regard to any provision contained therein designed to protect against dilution. If Options or Convertible Securities are issued together with other securities or instruments of the Company, the Board of Directors shall determine in good faith the amount of consideration paid for such Option or Convertible Securities.

1. Certificate as to Adjustments. In each case of any adjustment or readjustment pursuant to Section 7(a)-(c) of the Exercise Price or the number of shares issuable pursuant to this Warrant, the Company shall forthwith notify the Holder or Holders of this Warrant of each such adjustment, setting forth in reasonable detail the event requiring the adjustment and the method by which such adjustment was calculated.
2.
3. No Fractional Shares; Fair Market Value. If any adjustment pursuant to Section 7(a)-(c) would create a fractional share of Common Stock or a right to acquire a fractional share of Common Stock, such fractional share shall be disregarded and the number of shares subject to this Warrant shall be the next higher number of shares, rounding all fractions upward. "Fair Market Value" per share of Common Stock shall mean (i) in the case of a security listed or admitted to trading on any securities exchange, the last reported sale price, regular way (as determined in accordance with the practices of such exchange), on such day, or if no sale takes place on such day, the average of the closing bid and asked prices on such day (and in the case of a security traded on more than one national securities exchange, at such price or such average, upon the exchange on which the volume of trading during the last calendar year was the greatest), (ii) in the case of a security not then listed or admitted to trading on any securities exchange, the last reported sale price on such day, or if no sale takes place on such day, the average of the closing bid and asked prices on such day, as reported by a reputable quotation service designated by the Company, (iii) in the case of a security not then listed or admitted to trading on any securities exchange and as to which no such reported sale price or bid and asked prices are available, the average of the reported high bid and low asked prices on such day, as reported by a reputable quotation service, or the Wall Street Journal, or if there are no bids and asked prices on such day, the average of the high bid and low asked prices, as so reported, on the most recent day (not more than 30 days prior to the date in question) for which prices have been so reported, and (iv) in the case of a security determined by the Company's Board of Directors as not having an active quoted market or in the case of other property, such fair market value as shall be determined by the Board of Directors.
4.
B. Certain Notices. In case at any time the Company  shall  propose to:
C.
1. declare any cash  dividend upon its Common
Stock;
2.
3. declare any dividend upon its Common Stock payable in stock or make any special dividend or other distribution to the holders of its Common Stock; 4.
5. offer for subscription to the holders of any of its Common Stock any additional shares of stock in any class or series or other rights;
6.
7. reorganize, or reclassify the capital stock of the Company, or consolidate, merge or otherwise combine with, or sell of all or substantially all of its assets to, another corporation;
8.
9. voluntarily dissolve, liquidate or wind up of the affairs of the Company; or 10.
11. redeem or purchase any shares of its capital stock or securities convertible
12. into its capital  stock;
13.
14. then, in any one or more of said cases, the Company shall give to the Holder of the Warrant, by certified or registered mail, (i) at least twenty (20) days' prior written notice of the date on which the books of the Company shall close or a record shall be taken for such dividend, distribution or subscription rights or for determining rights to vote in respect of any such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up, and (ii) in the case of such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up, at least twenty (20) days' prior written notice of the date when the same shall take place. Any notice required by clause (i) shall also specify, in the case of any such dividend, distribution or subscription rights, the date on which the holders of Common Stock shall be entitled thereto, and any notice required by clause (ii) shall specify the date on which the holders of Common Stock shall be entitled to exchange their Common Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, sale, dissolution, liquidation or winding up, as the case may be.
15.
D. Registration Rights. The shares of Common Stock issuable upon exercise of this Warrant shall be "Registrable Securities" under that certain Registration Rights Agreement, dated as of the Warrant Issue date, among the Company, Tandem and Argosy, and the Holder of this Warrant shall be entitled to the benefits of the Registration Rights Agreement in accordance with its terms.
E.
F. Governing Law
and Amendments. The corporate law of Pennsylvania shall govern all issues concerning the relative rights of the Company and the holders of its Common Stock. In all other matters, this Warrant shall be construed and enforced under the laws of the State of Tennessee. No amendment or modification hereof shall be effective except in a writing executed by each of the Company and the Holder.
G.
H. Equity Participation. This Warrant is issued in connection with the Debenture Purchase Agreement. It is intended that this Warrant constitute an equity participation under and pursuant to T.C.A. ss.47-24-101, et seq. and that equity participation be permitted under said statutes and not constitute interest on the Debenture. If under any circumstances whatsoever, fulfillment of any obligation of this Warrant, the Debenture Purchase Agreement, or any other agreement or document executed in connection with the Debenture Purchase Agreement, shall violate the lawful limit of any applicable usury statute or any other applicable law with regard to obligations of like character and amount, then the obligation to be fulfilled shall be reduced to such lawful limit, such that in no event shall there occur, under this Warrant, the Debenture Purchase Agreement, or any other document or instrument executed in connection with the Debenture Purchase Agreement, any violation of such lawful limit, but such obligation shall be fulfilled to the lawful limit. If any sum is collected in excess of the lawful limit, such excess shall be applied to reduce the principal amount of the Debenture.

         IN WITNESS WHEREOF, Berger Holdings, Ltd. has caused this Warrant to be executed by its duly authorized officer as of the date first above written.
A.
B.                                       BERGER HOLDINGS, LTD.
C.
D.                                       By: __________________________
F.
G.                                       Name:_________________________
H.
I.                                       Title:________________________
J.
K.HOLDER:
L.
M.SIRROM CAPITAL CORPORATION
N.d/b/a Tandem Capital
O.
P.
Q.By:____________________________
R.  Craig Macnab, Vice President
S.

                                     ANNEX A

                               NOTICE OF EXERCISE

To:      BERGER HOLDINGS, LTD.

(1)      The undersigned hereby:

         [Initial and complete one]

         (a) _____ elects to purchase __________ shares of Common Stock of BERGER HOLDINGS, LTD., pursuant to the provisions of Section 3(a) of the attached Warrant, and tenders herewith payment of the purchase price in full for such shares in the amount of $__________; or

         (b) _____ elects to exercise this Warrant for the purchase of __________ shares of Common Stock, pursuant to the conversion right set forth in Section 3(c) of the attached Warrant.

(2) In exercising this Warrant, the undersigned hereby confirms and acknowledges that the shares of Common Stock to be issued upon conversion thereof are being acquired solely for the account of the undersigned, and for investment, and that the undersigned will not offer, sell or otherwise dispose of any such shares of Common Stock except under circumstances that will not result in a violation of the Securities Act of 1933, as amended, or any applicable state securities laws.

(3) Please issue a certificate(s) representing said shares of Common Stock in the name of the undersigned or in such other name as is specified below:

                                                     ___________________________
                                                     (Name)

                                                     ___________________________
                                                     (Name)

(4) Please issue a new Warrant for the unexercised portion of the attached Warrant in the name of the undersigned or in such other name as is specified below:

                                                     ___________________________
                                                     (Name)

_____________________________                        ___________________________
(Date)                                               (Signature)

                                     ANNEX B

                                 ASSIGNMENT FORM

         FOR VALUE RECEIVED, the undersigned registered owner of this Warrant hereby sells, assigns and transfers unto the Assignee named below all of the rights of the undersigned under the within Warrant, with respect to the number of shares of Common Stock set forth below:

Name of Assignee                Address                            No. of Shares







and does hereby irrevocably constitute and appoint Attorney ____________________ to make such transfer on the books of BERGER HOLDINGS, LTD., maintained for the purpose, with full power of substitution in the premises.

         The undersigned also represents that, by assignment hereof, the Assignee acknowledges that this Warrant and the shares of stock to be issued upon exercise hereof or conversion thereof are being acquired for investment and that the Assignee will not offer, sell or otherwise dispose of this Warrant or any shares of stock to be issued upon exercise hereof or conversion thereof except under circumstances which will not result in a violation of the Securities Act of 1933, as amended (the "Securities Act"), or any state securities laws. Further, the Assignee has acknowledged that upon exercise of this Warrant, the Assignee shall, if requested by the Company, confirm in writing, in a form satisfactory to the Company, that the shares of stock so purchased are being acquired for investment and not with a view toward distribution or resale in violation of the registration provisions of the Securities Act or any state securities laws.



Dated:________________________                       ___________________________
                                                     Signature of Holder

EXHIBIT C



                                                DEBENTURE

THIS DEBENTURE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR ANY APPLICABLE STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED UNLESS (i) THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR SUCH APPLICABLE STATE SECURITIES LAWS, OR (ii) IN THE OPINION OF COUNSEL REASONABLY ACCEPTABLE TO THE COMPANY REGISTRATION UNDER THE SECURITIES ACT OR SUCH APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED IN CONNECTION WITH SUCH TRANSFER.

                              Berger Holdings, Ltd.

               12.25% Subordinated Debenture Due December 31, 2003

          This Debenture Amends, Restates and Supersedes the Debenture Dated as of December 31, 1997 in favor of Sirrom Capital Corporation

No. RA-1                                                        January 1, 1999
$2,000,000

         For value received, Berger Holdings, Ltd., a Pennsylvania corporation (the "Company"), hereby promises to pay to Sirrom Capital Corporation at Tandem Capital, Inc. 500 Church Street, Suite 200, Nashville, Tennessee 37219, or registered assigns, on the 31st day of December, 2003, the principal amount of Two Million Dollars ($2,000,000) and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of (a) 12.25% per annum from the date hereof until January 1, 2003, and (b) 20% per annum from January 2, 2003, until maturity, payable in each case quarterly on the first day of each February, May, August, and November in each year, commencing February 1, 1999, and at maturity. The Company agrees to pay interest (computed on the same basis) on overdue principal and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at the stated rate plus 3% per annum (or, in each case, at the highest rate permitted by applicable law, whichever is less) until paid.

         Both the principal hereof and interest hereon are payable to the order of the holder hereof at its address registered on the books of the Company or by federal funds wire transfer to a bank account designated in writing by the holder to the Company in coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts. If any amount of principal, premium, if any, or interest on or in respect of this Debenture becomes due and payable on any date which is not a

Business Day, such amount shall be payable on the next preceding Business Day. "Business Day" means any day other than a Saturday, Sunday, statutory holiday or other day on which banks in Tennessee are required by law to close or are customarily closed.

         This  Debenture  is one  of  the  12.25%  Subordinated  Debentures  due
December 31, 2003 of the Company in the aggregate principal amount of $2,500,000, issued under and pursuant to the terms and provisions of the Debenture Purchase Agreement, dated as of December 17, 1997 (the "Debenture Agreement") and amended and restated pursuant to the terms and provisions of an Exchange Agreement, dated as of January 1, 1999 (the "Exchange Agreement") both of which entered into by the Company with the original purchasers referred to therein, and this Debenture and the holder hereof are entitled, equally and ratably with the holders of all other Debentures outstanding under the Debenture Agreement, to all the benefits provided for thereby or referred to therein, and to which Debenture Agreement reference is hereby made for all such terms and provisions.

         This Debenture is subordinated to certain other indebtedness of the Company to the extent and with the effect set forth in the Debenture Agreement.

         If an Event of Default, as defined in the Debenture Agreement, occurs and is continuing, the principal of this Debenture and the other Debentures outstanding under the Debenture Agreement may be declared due and payable in the manner and with the effect provided in the Debenture Agreement.

         This Debenture is registered on the books of the Company and is transferable only by surrender thereof at the principal office of the Company at 805 Pennsylvania Blvd., Feasterville, Pennsylvania 19053, or such other address as the Company shall have advised the holders of the Debenture in writing, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Debenture or its attorney duly authorized in writing and in accordance with the provisions of Section 7.2 of the Debenture Agreement. Payment of or on account of principal, premium, if any, and interest on this Debenture shall be made only to or upon the order in writing of the registered holder.

         If the indebtedness represented by this Debenture or any part thereof is placed in the hands of attorneys for collection after an Event of Default, or the enforcement of any rights under the Debenture Agreement, the Company agrees to pay the principal, premium if any, and interest due and payable hereon, and an amount equal to all costs of collecting this Debenture, including reasonable attorneys' fees and expenses.

         This Debenture, the Debenture Agreement and the Exchange Agreement are governed by and construed in accordance with the laws of Tennessee.

[Corporate Seal]                                 BERGER HOLDINGS, LTD.

ATTEST:                                          By:

----------------------------                     -------------------------------
Secretary                                        Joseph F. Weiderman, President

EXHIBIT D



                                    DEBENTURE

THIS DEBENTURE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR ANY APPLICABLE STATE SECURITIES LAW AND MAY NOT BE TRANSFERRED UNLESS (i) THERE IS AN EFFECTIVE REGISTRATION STATEMENT UNDER THE SECURITIES ACT OR SUCH APPLICABLE STATE SECURITIES LAWS, OR (ii) IN THE OPINION OF COUNSEL REASONABLY ACCEPTABLE TO THE COMPANY REGISTRATION UNDER THE SECURITIES ACT OR SUCH APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED IN CONNECTION WITH SUCH TRANSFER.

                              Berger Holdings, Ltd.

               12.25% Subordinated Debenture Due December 31, 2003

               This Debenture Amends, Restates and Supersedes the
           Debenture Dated as of December 31, 1997 in favor of Argosy
                            Investment Partners, L.P.

No. RA-2                                                         January 1, 1999
$500,000

         For value received, Berger Holdings, Ltd., a Pennsylvania corporation (the "Company"), hereby promises to pay to Argosy Investment Partners, L.P., 950 West Valley Road, Suite 2902, Wayne, Pennsylvania 19087, or registered assigns, on the 31st day of December, 2003, the principal amount of Five Hundred Thousand Dollars ($500,000) and to pay interest (computed on the basis of a 360-day year of twelve 30-day months) on the principal amount from time to time remaining unpaid hereon at the rate of (a) 12.25% per annum from the date hereof until January 1, 2002, (b) 19.25% per annum from January 2, 2002, until January 1, 2003 and (c) 14% per annum from January 2, 2003, until maturity, payable in each case quarterly on the first day of each February, May, August, and November in each year, commencing February 1, 1999, and at maturity. The Company agrees to pay interest (computed on the same basis) on overdue principal and premium, if any, and (to the extent legally enforceable) on any overdue installment of interest, at the stated rate plus 3% per annum (or, in each case, at the highest rate permitted by applicable law, whichever is less) until paid.

         Both the principal hereof and interest hereon are payable to the order of the holder hereof at its address registered on the books of the Company or by federal funds wire transfer to a bank account designated in writing by the holder to the Company in coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts. If any amount of principal, premium, if any, or interest on or in respect of this Debenture becomes due and payable on any date which is not a Business Day, such amount shall be payable on the next preceding Business Day. "Business Day" means any day other than a Saturday, Sunday, statutory holiday or other day on which banks in Tennessee are required by law to close or are customarily closed.

         This  Debenture  is one  of  the  12.25%  Subordinated  Debentures  due
December 31, 2003 of the Company in the aggregate principal amount of $2,500,000, issued under and pursuant to the terms and provisions of the Debenture Purchase Agreement, dated as of December 17, 1997 (the "Debenture Agreement") and amended and restated pursuant to the terms and provisions of an Exchange Agreement, dated as of January 1, 1999 (the "Exchange Agreement") both of which entered into by the Company with the original purchasers referred to therein, and this Debenture and the holder hereof are entitled, equally and ratably with the holders of all other Debentures outstanding under the Debenture Agreement, to all the benefits provided for thereby or referred to therein, and to which Debenture Agreement reference is hereby made for all such terms and provisions.

         This Debenture is subordinated to certain other indebtedness of the Company to the extent and with the effect set forth in the Debenture Agreement.

         If an Event of Default, as defined in the Debenture Agreement, occurs and is continuing, the principal of this Debenture and the other Debentures outstanding under the Debenture Agreement may be declared due and payable in the manner and with the effect provided in the Debenture Agreement.

         This Debenture is registered on the books of the Company and is transferable only by surrender thereof at the principal office of the Company at 805 Pennsylvania Blvd., Feasterville, Pennsylvania 19053, or such other address as the Company shall have advised the holders of the Debenture in writing, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of this Debenture or its attorney duly authorized in writing and in accordance with the provisions of Section 7.2 of the Debenture Agreement. Payment of or on account of principal, premium, if any, and interest on this Debenture shall be made only to or upon the order in writing of the registered holder.

         If the indebtedness represented by this Debenture or any part thereof is placed in the hands of attorneys for collection after an Event of Default, or the enforcement of any rights under the Debenture Agreement, the Company agrees to pay the principal, premium if any, and interest due and payable hereon, and an amount equal to all costs of collecting this Debenture, including reasonable attorneys' fees and expenses.

         This Debenture, the Debenture Agreement and the Exchange Agreement are governed by and construed in accordance with the laws of Tennessee.

[Corporate Seal]                                 BERGER HOLDINGS, LTD.

ATTEST:                                          By:

----------------------------                     -------------------------------
Secretary                                        Joseph F. Weiderman, President