Form 10-Q
period 1999-06-30
BERGER HOLDINGS LTD
filed 1999-08-16
CIK 706777

SECURITIES AND EXCHANGE COMMISSION
                 WASHINGTON, D.C. 20549

                        FORM 10-Q

      (Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999
                           or
   _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

or the transition period from ____________ to ____________

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

                    As  of  August  13,  1999,  the  Registrant  had
               outstanding 5,405,265 shares of its common stock, par value $0.01 per share (the "Common Stock").

                                   BERGER HOLDINGS, LTD.

INDEX                                                                 Page
PART I   FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance
                    Sheets at June 30, 1999 and
                    December 31, 1998                                  3

                    Condensed Consolidated Statements of
                    Operations for the three month periods
                    ended June 30, 1999 and 1998                       5

                    Condensed Consolidated Statements of
                    Operations for the six month periods
                    ended June 30, 1999 and 1998                       6

                    Condensed Consolidated Statements
                    of Cash Flows for the six month periods
                    ended June 30, 1999 and 1998                       7

                    Notes to Condensed Consolidated
                    Financial Statements                               8

         Item 2.  Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                          9

         Item 3.  Quantitative and Qualitative Disclosures
                    About Market Risk                                 13

PART II   OTHER INFORMATION

         Item 1.  Legal Proceedings                                   13

         Item 2.  Changes in Securities and Use of Proceeds           13

         Item 3.  Defaults Upon Senior Securities                     13

         Item 4.  Submission of Matters to a Vote of
                    Security Holders                                  13

         Item 5.  Other Information                                   13

         Item 6.  Exhibits and Reports on Form 8-K                    13

SIGNATURES                                                            14


                      BERGER HOLDINGS, LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                        ASSETS                                June 30,             December 31,
                                                               1999                   1998
                                                            (unaudited)             (audited)
                                                        --------------------      --------------------
Current Assets
     Cash                                                $           93,690       $        149,885
     Trade accounts receivable, net of
       allowance for doubtful accounts of
       $30,000 in 1999 & 1998                                     4,900,757              3,928,858
     Inventories (Note 2)                                         6,489,746              6,552,420
     Prepaid and other assets                                       321,203                283,744
     Deferred income taxes                                          484,000                484,000
                                                         --------------------      --------------------

    Total current assets                                         12,289,396             11,398,907


     Property and equipment, net                                 10,834,902              9,789,015
     Deferred income taxes                                        1,473,105              1,731,201
     Other assets, net                                            3,484,020              4,342,283
     Goodwill, net                                                6,910,754              7,325,798
                                                         --------------------      --------------------


     Total Assets                                       $        34,992,177        $    34,587,204
                                                        ===================        ===============



           BERGER HOLDINGS, LTD. AND SUBSIDIARY
           CONDENSED CONSOLIDATED BALANCE SHEETS

           LIABILITIES AND STOCKHOLDERS' EQUITY                  June 30,              December 31,
                                                                  1999                    1998
                                                               (unaudited)              (audited)
                                                           --------------------    ---------------------
Current liabilities
     Current maturities of long term debt                  $         1,678,672     $         2,062,286
     Accounts payable                                                1,972,005                 960,953
     Accrued expenses                                                1,400,757               1,141,933
                                                           --------------------    --------------------

     Total current liabilities                                       5,051,433               4,165,172

Long term debt (Note 4)                                             17,678,988              14,560,307
Redeemable common stock, 125,000 shares                                500,000                 500,000
Commitments and contingencies                                                -
                                                                                                    -

Stockholders' Equity
     Series A convertible preferred stock, $.01 par value
          $4,000,000 liquidation value in 1998
          Authorized  5,000,000  shares
          Issued  and  outstanding 40,000 shares in 1998
                                                                             -                     400

     Common  stock  $.01 par  value
     Authorized  20,000,000  shares
     Issued and outstanding
     5,405,265 shares in 1999
     5,301,330 shares in 1998                                           54,053                  53,013

       Additional paid-in-capital                                   17,114,887              21,114,214
       Deficit                                                      (4,864,422)             (5,322,986)
       Treasury stock at cost, 20,000 shares (Note 5)                  (59,846)                      -
                                                           --------------------    --------------------


                                                                    12,244,672              15,844,641

       Less common stock subscribed                                   (482,916)               (482,916)
                                                           --------------------    --------------------

     Total shareholders' equity (Note 4)                            11,761,756              15,361,725
                                                           --------------------    --------------------

     Total liabilities and stockholders' equity            $        34,992,177     $        34,587,203
                                                           ===================     ===================


                BERGER HOLDINGS, LTD. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended June 30,
                                                                            1999                 1998
                                                                        (unaudited)           (unaudited)
                                                                     -------------------   ------------------
Net sales                                                            $       11,091,149    $       9,739,325
Cost of sales                                                                 8,503,553            7,781,199
                                                                     -------------------   ------------------

Gross profit                                                                  2,587,596            1,958,126

Selling, general and administrative expenses                                  1,341,410            1,085,288
                                                                     -------------------   ------------------

Income from operations                                                        1,246,186              872,838

Other (expense) income
     Interest expense                                                          (463,595)            (321,051)
     Interest income                                                              6,566                1,336
                                                                     -------------------   ------------------


                                                                              (457,029)            (319,715)
                                                                     -------------------   ------------------

Income before provision for income tax
       and preferred stock dividend                                            789,157              553,123

     Provision for income tax (Note 3)                                         284,096                    -
                                                                     -------------------   ------------------

Income before preferred stock dividend                                         505,061              553,123

Preferred stock dividend                                                             -              100,000
                                                                     -------------------   ------------------

Net income available to common stockholders                          $         505,061     $         453,123
                                                                     ===================   ==================

Basic earnings per share                                             $            0.09     $            0.08
                                                                     ===================   ==================
     Weighted average common shares outstanding                              5,525,529             5,368,454
                                                                     ===================   ==================
Diluted earnings per share                                           $            0.08     $            0.07
                                                                     ===================   ==================
     Weighted average common shares outstanding                              5,525,529             5,368,454
     Add: effect of vested and non-vested dilutive securities                  972,372             1,396,992
     Add: effect of convertible debt and preferred stock                       941,177               941,177
                                                                     -------------------   ------------------

     Diluted weighted average common shares outstanding                      7,439,078             7,706,623
                                                                     ===================   ==================

                BERGER HOLDINGS, LTD. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Six Months Ended June 30,
                                                                            1999                 1998
                                                                        (unaudited)           (unaudited)
                                                                     -------------------   ------------------
Net sales                                                            $       19,299,131   $       16,753,779
Cost of sales                                                                15,112,207           13,570,278
                                                                     -------------------   ------------------

Gross profit                                                                  4,186,924            3,183,501

Selling, general and administrative expenses                                  2,542,889            2,175,369
                                                                     -------------------   ------------------

Income from operations                                                        1,644,035            1,008,132

Other (expense) income
     Interest expense                                                          (937,368)            (629,146)
     Interest income                                                              9,993                1,925
     Proceeds from insurance recovery                                                 -              118,701
                                                                     -------------------   ------------------


                                                                              (927,375)            (508,520)
                                                                     -------------------   ------------------

Income before provision for income tax
       and preferred stock dividend                                            716,660              499,612

     Provision for income tax (Note 3)                                         258,096                    -
                                                                     -------------------   ------------------

Income before preferred stock dividend                                         458,564              499,612
                                                                     -------------------   ------------------

Preferred stock dividend                                                             -              200,000
                                                                     -------------------   ------------------

Net income available to common stockholders                          $         458,564     $        299,612
                                                                     ===================   ==================
Basic earnings per share                                             $            0.08     $           0.06
                                                                     ===================   ==================

     Weighted average common shares outstanding                              5,516,666            5,362,540
                                                                     ===================   ==================
Diluted earnings per share                                           $            0.08     $           0.06
                                                                     ===================   ==================
     Weighted average common shares outstanding                              5,516,666            5,362,540
     Add: effect of vested and non-vested dilutive securities                1,068,058            1,396,992
     Add: effect of convertible debt and preferred stock                       941,177              941,177
                                                                     -------------------   ------------------

     Diluted weighted average common shares outstanding                      7,525,901            7,700,709
                                                                     ===================   ==================


                 BERGER HOLDINGS, LTD. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Six Months Ended June 30,
                                                                               1999                  1998
                                                                           (unaudited)            (unaudited)
                                                                       -------------------    ------------------
Cash flows from operating activities
     Net income                                                        $          458,564      $        499,612
     Adjustments to reconcile net income to net cash
       provided by operating activities

         Depreciation and amortization                                            934,992               781,520
         Decrease in accounts receivable allowance                                      -               (13,000)
     Change in operating assets and liabilities, excluding acquisitions
         Accounts receivable                                                     (971,899)           (2,752,910)
         Inventories                                                               62,674               641,433
         Other current and long-term assets                                      (100,601)             (132,562)
         Accounts payable                                                       1,011,052             1,325,150
         Accrued expenses                                                         258,824               907,321
                                                                        -------------------    ------------------

Net cash provided by (used in) operating activities                             1,653,606             1,256,564
                                                                        -------------------    ------------------

Cash flows from investing activities
     Acquisition of companies, net of cash acquired                                     -           (10,000,000)
     Acquisition of property and equipment                                       (514,726)           (2,151,510)
                                                                        -------------------    ------------------
Net cash used in investing activities                                            (514,726)          (12,151,510)
                                                                        -------------------    ------------------

Cash flows from financing activities
     Dividends paid                                                                     -               (200,000)
     Net proceeds (repayment) working capital line                               (181,741)             2,864,238
     Net proceeds (repayment) equipment term loan                                (265,998)               550,668
     Proceeds from long term debt                                                  44,180             1,986,100
     Loan and mortgage repayments                                                (732,983)              (36,574)
     Net proceeds from issuance of stock                                            1,313             1,468,176
     Proceeds from stock subscribed                                                     -                25,000
     Repurchase of common stock                                                   (59,846)                    -
                                                                       -------------------    ------------------
Net cash provided by (used in) financing activities                            (1,195,075)             6,657,608
                                                                        -------------------    ------------------

Net increase (decrease) in cash                                                   (56,195)           (4,237,338)
Cash, beginning of period                                                         149,885             4,411,347
                                                                        -------------------    ------------------
Cash, end of period
                                                                        $          93,690      $        174,009
                                                                        ===================    ==================
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                $         937,368      $        629,146
                                                                        ===================    ==================

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


Note 2.   Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

         Components of inventories at June 30, 1999 and December 31, 1998 consisted of the following:


                                          June 30,                 December 31,
                                            1999                       1998
                                    ----------------        ------------------

Raw materials                      $        3,579,514       $        3,951,194
Finished goods                              2,892,756                2,624,451
Packaging material and supplies               163,476                  122,775
Less provision for obsolescence              (146,000)                (146,000)
                                   --------------------     -------------------

     Total inventories            $         6,489,746     $          6,552,420
                               ========================   =====================


Note 3.   Income Taxes:

         Consolidated income tax for the six month periods ended June 30, 1999 and 1998 are $258,096 and zero, which result in an effective tax rate of 36% and 0%, respectively. The rate of tax in relation to pre-tax loss in 1999 is consistent with the year end effective rate prior to the change in the valuation allowance. The absence of a tax benefit in 1998 is due to the recognition of a valuation allowance for the tax benefit related to the net operating loss. During 1999, the Company is reporting a provision for income taxes, but is only paying state taxes due to the availability of approximately $5,500,000 in federal net operating loss carryforwards.

Note 4.   Long Term Debt:


         During the first quarter of 1999, and effective as of January 1, 1999, 40,000 shares of the Company's Series A Convertible Preferred Stock (the "Series A Preferred Stock") were exchanged for $4,000,000 principal amount of 10% Subordinated Convertible Debentures due December 31, 2003 ("10% debentures"). The 10% debentures are convertible at any time into shares of the Company's common stock, $0.01 par value, at $4.25 a share, or 23.53 shares of common stock for each $100 principal amount of 10% debentures outstanding on the conversion date, subject to specified anti-dilution adjustments.

         The 12.25% subordinated debenture (12.25% debenture) matures on January 2, 2004. The interest rate on the 12.25% debenture will increase on January 2, 2002 for $2,000,000 of the 12.25% debenture from 12.25% to 20% until maturity; and on January 2, 2002 for $500,000 of the 12.25% debenture from 12.25% to 19.25%. The interest rate will decrease on $500,000 of the 12.25% debenture on January 3, 2003 to 14% until maturity. The 12.25% debentures are not convertible into common shares.

         Simultaneously with the conversion of the Series A Preferred Stock, the Company extended the exercise date on 300,000 common stock warrants from January 2, 2003 to December 31, 2003; and extended the maturity date on its 12.25% debentures from January 2, 2003 to December 31, 2003. The increase in interest rates to 20% and 19.25%, respectively, on the 12.25% debentures were extended from January 2, 2001 for $2,000,000 of the 12.25% debenture to January 2, 2002; and were extended from January 3, 2001 for $500,000 of the 12.25% debenture to January 2, 2002. The interest rate decrease from 19.25% to 14% on $500,000 of the 12.25% debenture will be extended to January 2, 2003 from the original date of January 3, 2002.

         By making the conversion from preferred stock to debentures, the Company saves approximately $144,000 due to the additional interest expense as opposed to dividends.



Note 5.   Treasury Stock:

         On May 18, 1999 the Company's Board of Directors authorized the repurchase of up to 540,000 shares, or approximately 10%, of the Company's common stock. The repurchases will be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company and in accordance with the rules of the Securities and Exchange Commission. The amount and timing of the repurchases will depend on market conditions and other factors.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations


         The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation ("Financial") and Financial's wholly-owned subsidiary, Berger Bros Company. All intercompany transactions and balances have been eliminated.

         Sales for the three month period ended June 30, 1999 (the "Current Quarter") were $11,091,149, an increase of 13.9%, or $1,351,824, as compared to $9,739,325 for the three month period ended June 30, 1998 (the "Comparable Quarter"). This increase was primarily due to the acquisition of the assets of Sheet Metal Manufacturing Co., Inc. (the "Sheet Metal Acquisition") on December 7, 1998. This is the sixth consecutive quarter in which the Company has posted an increase in sales as compared to the comparable quarter of the prior year.

         During the Current Quarter, the Company reported net income of $505,061 (which includes a provision for income tax of $284,096) on net sales of $11,091,149, as compared to net income of $453,123 (which does not include a provision for income tax) on net sales of $9,739,325 for the Comparable Quarter. Excluding the 1999 provision for income tax of $284,096, the Company's net income attributable to common stockholders actually increased over 74% (see Note
3).

         Income from operations in the Current Quarter is $1,246,186 versus $872,838 in the Comparable Quarter, an increase of 42.8%, which primarily can be attributed to economies of scale realized from the Sheet Metal Acquisition and the Company's concentration on more profitable product lines.

         Cost of sales were $8,503,553 in the Current Quarter as compared to $7,781,199 in the Comparable Quarter. As a percentage of net sales, Cost of sales decreased to 76.7% in the Current Quarter from 79.9% in the Comparable Quarter. This decrease is attributable to the change in product sales mix generated by the Sheet Metal Acquisition.

         Selling, general and administrative expenses were $1,341,410 in the Current Quarter as compared to $1,085,288 in the Comparable Quarter. This increase in expenses was primarily due to additional costs incurred to support the business growth relating to the Sheet Metal Acquisition and building the infrastructure for future acquisitions. As a percentage of net sales, selling, general and administrative expenses increased to 12.1% in the Current Quarter, compared to 11.1% in the Comparable Quarter.

         Sales for the six month period ended June 30, 1999 (the "Current Half") were $19,299,131, an increase of 15.2%, or $2,545,352, as compared to $16,753,779 for the six month period ended June 30, 1998 (the "Comparable Half"). This increase was primarily due to the Sheet Metal Acquisition.

         Net income for the Current Half was $458,564 (which includes a provision for income tax of $258,096) as compared to $299,612 (which included a one-time insurance recovery of $118,701) in the Comparable Half. Excluding the taxes in 1999, net income was $716,660 and excluding the insurance recovery in 1998, net income was $380,911, for an improvement of $335,749, or 88.1%.

         Income from operations in the Current Half was $1,644,035 versus $1,008,132 in the Comparable Half, an increase of 63.1%, which primarily can be attributed to the accretive economies of scale realized by the Company from prior acquisitions.

         Cost of Sales were $15,112,207 in the Current Half as compared to $13,570,278 in the Comparable Half. As a percentage of net sales, Cost of Sales decreased to 78.3% in the Current Half from 81.0% in the Comparable Half. This decrease is primarily attributable to the change in product sales mix generated by the Sheet Metal Acquisition.

         Selling, general and administrative expenses in the Current Half were $2,542,889, or 13.2% of sales, as compared to $2,175,369, or 13.0% of sales, in the Comparable Half. This increase in expenses was primarily due to additional costs incurred to support the business growth relating to the Sheet Metal Acquisition and building the infrastructure for future acquisitions.


Liquidity and Capital Resources

         At June 30, 1999, the Company had long-term debt consisted of a working capital and term loan of $8,044,558, 10% Convertible Debentures of $4,000,000, notes payable and leases of $2,872,840 and a Mortgage for $2,761,590 for a total of $17,678,988. See Note 4 for a description of the 10% Convertible Debentures.

         At June 30, 1999, working capital was $7,237,963, resulting in a ratio of current assets to current liabilities of 2.43 to 1, as compared to working capital of $7,233,735 and a ratio of 2.74 to 1 at December 31, 1998.

         Current liabilities at June 30, 1999 totaled $5,051,433, consisting primarily of $3,372,762 in accounts payable and accrued expenses and $1,678,672 in current maturities of long-term debt. At December 31, 1998, total current liabilities were $4,165,172, consisting primarily of $2,102,886 in accounts payable and accrued expenses and $2,062,286 in current maturities of long-term debt. The increase is primarily due to the seasonality of the business.

         At June 30, 1999, the Company had shareholders' equity of $11,761,756, as compared to $15,844,641 at December 31, 1998. This decrease is primarily attributable to the conversion of 40,000 shares of Series A Preferred Stock into subordinated convertible debentures.

         Cash provided by operating activities for the Current Half was $1,653,606 as compared to $1,256,564 in the Comparable Half. This increase is due to the additional cash flow provided by the acquisition of the roof drainage division of Benjamin Obdyke, Inc. and SheetMetal Mfg. Co.

         Net cash used in investing activities totaled $514,726 in the Current Half, as compared to $12,151,510 used in the Comparable Half. This difference is due to the acquisition of the roof drainage division of Benjamin Obdyke, Inc. and the construction of new office space in 1998.

         Net cash used in financing activities was $1,195,075 in the Current Half, as compared to $6,657,608 provided in the Comparable Half. This difference is due to the financing required to complete the above mentioned acquisition in 1998 and the Company's ability to paydown debt by approximately $1,250,000 in 1999. Availability under the Working Capital Loan as of June 30, 1999 was $3,057,448.



YEAR 2000 READINESS DISCLOSURE

         The Company is aware of Year 2000 Issues. "Year 2000" Issues relate to whether computer hardware, software and equipment will properly recognize date sensitive information referring to the Year 2000. Potential computer system and equipment failures arising from years beginning with "20' rather than "19" are a known risk.

         The Company currently has a program underway to remediate by the end of the third quarter of 1999 all of the Company's significant computer systems that are not Year 2000 compliant. The program to ensure its Year 2000 readiness includes the following: identifying all systems which may not be Year 2000 compliant; correcting or replacing those systems which are not Year 2000 ready; testing the new or corrected systems to make sure they will operate according to Year 2000 requirements; and inquiring of vendors and customers of the Company to assess their Year 2000 readiness. The Company has identified certain critical software and hardware systems that need to be replaced or updated in order to be Year 2000 compliant. The Company has replaced or is in the process of replacing such systems and intends to complete the replacement during the third quarter of 1999.

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

         Actual costs associated with implementation of the Company's Year 2000 program are not expected to be material to the Company's operations and financial condition. Costs of approximately $350,000, primarily for software have been or are expected to be incurred and capitalized. As of June 30, 1999, approximately $300,000 of costs have been expended.

         The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company has completed the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company has not begun final contingency plans. These plans will be developed as potential Year 2000 failures are identified in the final testing stages. Nevertheless, if remediation is not accomplished successfully in a timely fashion and successful contingency plans are not implemented, the Company believes the Year 2000 issue could have a material adverse effect on the Company.

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

         None.

Item 3 - Defaults Upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

         The Company's 1999 Annual Meeting of Shareholders (the "Meeting") was held on June 30, 1999 at the Company's headquarters in Feasterville, Pennsylvania. At the Meeting, Joseph F. Weiderman, Jacob I. Haft, M.D. and John
P. Kirwin, III were re-elected as directors of the Company, with terms to expire in the year 2002 or until their successors in office have been duly elected and qualified. With regard to Mr. Weiderman, 4,633,706 votes were cast in favor of his election, 388 against and 55,514 abstained. With regard to Mr. Haft, 4,634,026 votes were cast in favor of his election, 68 against and 55,514 abstained. With regard to Mr. Kirwin, 4,633,744 votes were cast in favor of his election, 350 against and 55,514 abstained.

         The following directors have terms of office that continued after the
Meeting: Theodore A. Schwartz, Paul L. Spiese, III, Dr. Irving Kraut,
Larry Falcon and Jay Seid.

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

                              Date:  August 13, 1999