Form 10-Q
period 1999-09-30
BERGER HOLDINGS LTD
filed 1999-11-15
CIK 706777

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                                      or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number 0-12362

                             Berger Holdings, Ltd.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                Pennsylvania                              23-2160077
      -------------------------------------------------------------------
         (State or Other Jurisdiction                 (I.R.S. Employer
       of Incorporation or Organization)           Identification Number)

     805 Pennsylvania Boulevard, Feasterville, Pa           19053
     ---------------------------------------------------------------------
       (Address of Principal Executive Offices)          (Zip Code)

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

                         YES     X          NO
                               -----             -----

        Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                         YES     X          NO
                               -----             -----

        As of November 12, 1999, the Registrant had outstanding 5,407,515 shares of its common stock, par value $0.01 per share (the "Common Stock").

                             BERGER HOLDINGS, LTD.

INDEX
                                                                        Page

PART I  FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Balance
             Sheets at September 30, 1999 and
             December 31, 1998                                            3

             Condensed Consolidated Statements of
             Operations for the three-month periods
             ended September 30, 1999 and 1998                            5

             Condensed Consolidated Statements of
             Operations for the nine-month periods
             ended September 30, 1999 and 1998                            6

             Condensed Consolidated Statements
             of Cash Flows for the nine month periods
             ended September 30, 1999 and 1998                            7

             Notes to Condensed Consolidated
             Financial Statements                                         8

     Item 2. Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations                                    9

     Item 3. Quantitative and Qualitative Disclosures
             About Market Risk                                            13

PART II  OTHER INFORMATION

     Item 1. Legal Proceedings                                            13

     Item 2. Changes in Securities and Use of Proceeds                    13

     Item 3. Defaults Upon Senior Securities                              13

     Item 4. Submission of Matters to a Vote of
             Security Holders                                             13

     Item 5. Other Information                                            13

     Item 6. Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                14

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                            ASSETS                        September 30,      December 31,
                                                             1999               1998
                                                          (unaudited)         (audited)
                                                         -------------      ------------
Current assets
     Cash                                                  $   163,902      $   149,885
     Trade accounts receivable, net of
       allowance for doubtful accounts of
       $30,000 in 1999 & 1998                                4,843,862        3,928,858
     Inventories                                             7,380,526        6,552,420
     Prepaid and other assets                                  292,390          283,744
     Deferred income taxes                                     484,000          484,000
                                                           -----------      -----------

    Total current assets                                    13,164,680       11,398,907


     Property and equipment, net                            10,857,826        9,789,015
     Deferred income taxes                                   1,354,662        1,731,201
     Other assets, net                                       3,484,909        4,342,283
     Goodwill, net                                           6,809,570        7,325,798
                                                           -----------      -----------


     Total assets                                          $35,671,647      $34,587,204
                                                           ===========      ===========

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


               LIABILITIES AND STOCKHOLDERS' EQUITY           September 30,      December 31,
                                                                 1999               1998
                                                              (unaudited)         (audited)
                                                             -------------      ------------
Current liabilities
     Current maturities of long term debt                      $ 1,365,171       $ 2,062,286
     Accounts payable                                            2,769,846           960,953
     Accrued expenses                                            1,508,791         1,141,933
                                                               -----------       -----------
     Total current liabilities                                   5,643,808         4,165,172

Long term debt                                                  17,791,741        14,560,307
Redeemable common stock, 125,000 shares                            500,000           500,000
Commitments and contingencies                                            -                 -

Stockholders' equity
     Series A convertible preferred stock, $.01 par value
          $4,000,000 liquidation value in 1998
          Authorized 5,000,000 shares
          Issued and outstanding 40,000 shares in 1998                   -               400

     Common stock $.01 par value
         Authorized 20,000,000 shares
         Issued and outstanding
         5,407,515 shares in 1999
         5,301,330 shares in 1998                                   54,075            53,013

       Additional paid-in-capital                               17,118,927        21,114,214
       Deficit                                                  (4,653,855)       (5,322,986)
       Less 102,300 common shares of treasury
        stock at cost                                             (300,133)                -
                                                               -----------       -----------
                                                                12,219,014        15,844,641

       Less common stock subscribed                               (482,916)         (482,916)
                                                               -----------       -----------
     Total stockholders' equity (Note 4)                        11,736,098        15,361,725
                                                               -----------       -----------
     Total liabilities and stockholders' equity                $35,671,647       $34,587,204
                                                               ===========       ===========

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Three Months Ended September 30,
                                                                               1999                   1998
                                                                           (unaudited)             (unaudited)
                                                                          ------------            ------------

Net sales                                                                 $10,786,635              $10,273,223
Cost of sales                                                               8,658,211                8,146,481
                                                                          -----------              -----------
Gross profit                                                                2,128,424                2,126,742

Selling, general and administrative expenses                                1,339,617                1,150,559
                                                                          -----------              -----------
Income from operations                                                        788,807                  976,183

Other (expense) income
     Interest expense                                                        (459,797)                (317,610)
     Interest income                                                               --                    3,097
                                                                          -----------              -----------
                                                                             (459,797)                (314,513)
                                                                          -----------              -----------
Income before provision for income tax
       and preferred stock dividend                                           329,010                  661,670

     Provision for income tax                                                 118,443                   67,113
                                                                          -----------              -----------
Income before preferred stock dividend                                        210,567                  594,557

Preferred stock dividend                                                            -                  100,000
                                                                          -----------              -----------
Net income available to common stockholders                               $   210,567              $   494,557
                                                                          ===========              ===========
Basic earnings per share                                                        $0.04                    $0.09
                                                                          ===========              ===========
     Weighted average common shares outstanding                             5,468,357                5,370,548
                                                                          ===========              ===========
Diluted earnings per share                                                      $0.04                    $0.08
                                                                          ===========              ===========
     Weighted average common shares outstanding                             5,468,357                5,370,548
     Add: effect of vested and non-vested dilutive securities               1,048,576                1,178,572
     Add: effect of convertible debt and preferred stock                      941,177                  941,177
                                                                          -----------              -----------
     Diluted weighted average common shares outstanding                     7,458,110                7,490,297
                                                                          ===========              ===========

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             Nine Months Ended September 30,
                                                                               1999                   1998
                                                                           (unaudited)             (unaudited)
                                                                          ------------            ------------
Net sales                                                                  $30,085,765             $27,027,002
Cost of sales                                                               23,770,417              21,716,761
                                                                           -----------             -----------
Gross profit                                                                 6,315,348               5,310,241

Selling, general and administrative expenses                                 3,882,506               3,325,927
                                                                           -----------             -----------
Income from operations                                                       2,432,842               1,984,314

Other (expense) income
     Interest expense                                                       (1,395,189)               (946,755)
     Interest income                                                             8,016                   5,022
     Proceeds from insurance recovery                                                -                 118,701
                                                                           -----------             -----------
                                                                            (1,387,173)               (823,032)
                                                                           -----------             -----------

Income before provision for income tax
       and preferred stock dividend                                          1,045,669               1,161,282

     Provision for income tax                                                  376,539                  67,113
                                                                           -----------             -----------
Income before preferred stock dividend                                         669,130               1,094,169
                                                                           -----------             -----------
Preferred stock dividend                                                             -                 300,000
                                                                           -----------             -----------
Net income available to common stockholders                                $   669,130             $   794,169
                                                                           ===========             ===========
Basic earnings per share                                                         $0.12                   $0.15
                                                                           ===========             ===========
     Weighted average common shares outstanding                              5,500,386               5,365,239
                                                                           ===========             ===========
Diluted earnings per share                                                       $0.11                   $0.14
                                                                           ===========             ===========
     Weighted average common shares outstanding                              5,500,386               5,365,239
     Add: effect of vested and non-vested dilutive securities                1,067,686               1,325,716
     Add: effect of convertible debt and preferred stock                       941,177                 941,177
                                                                           -----------             -----------
     Diluted weighted average common shares outstanding                      7,509,249               7,632,132
                                                                           ===========             ===========

                     BERGER HOLDINGS, LTD. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Nine Months Ended September 30,
                                                                               1999                   1998
                                                                           (unaudited)             (unaudited)
                                                                          ------------            ------------
Cash flows from operating activities
     Net income                                                            $   669,130           $  1,094,169

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       1,432,877              1,205,639
         Decrease in accounts receivable allowance                                   -                (13,000)
     Change in operating assets and liabilities, excluding acquisitions
         Accounts receivable                                                  (915,004)            (2,627,410)
         Inventories                                                          (828,106)              (928,461)
         Other assets                                                          128,457               (344,562)
         Accounts payable                                                    1,808,893              1,500,426
         Accrued expenses                                                      366,858                918,437
                                                                           -----------           ------------
Net cash provided by operating activities                                    2,663,105                805,238
                                                                           -----------           ------------
Cash flows from investing activities
     Acquisition of companies, net of cash acquired                                  -            (10,000,000)
     Acquisition of property and equipment                                    (888,648)            (2,091,649)
                                                                           -----------           ------------
Net cash used in investing activities                                         (888,648)           (12,091,649)
                                                                           -----------           ------------
Cash flows from financing activities
     Dividends paid                                                                  -               (300,000)
     Net proceeds (repayment) working capital line                              73,929              3,630,572
     Net proceeds (repayment) equipment term loan                             (398,997)               452,668
     Proceeds from long term debt                                              116,161              1,986,100
     Loan and mortgage repayments                                           (1,256,775)               (83,936)
     Net proceeds from issuance of stock                                         5,375              1,469,050
     Proceeds from stock subscribed                                                  -                 25,000
     Repurchase of common stock                                               (300,133)                     -
                                                                           -----------           ------------
Net cash provided by (used in) financing activities                         (1,760,440)             7,179,454
                                                                           -----------           ------------
Net increase (decrease) in cash                                                 14,017             (4,106,957)
Cash, beginning of period                                                      149,885              4,411,347
                                                                           -----------           ------------
Cash, end of period                                                        $   163,902           $    304,390
                                                                           ===========           ============

Supplemental disclosure of cash flow information

Cash paid during the period for interest                                   $ 1,395,189           $    946,755
                                                                           ===========           ============

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

  The financial statements include the accounts of the Company and its wholly owned subsidiary, Berger Financial Corporation ("Financial") and Financial's wholly owned subsidiary, Berger Bros Company. All intercompany transactions and balances have been eliminated.


Note 2.  Inventories:

  Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

Components of inventories at September 30, 1999 and December 31, 1998 consisted of the following:


                                                   September 30,         December 31,
                                                       1999                 1998
                                                 ----------------      ---------------

Raw materials net of provision                         $4,426,986          $3,805,194
Finished goods                                          2,791,525           2,624,451
Packaging material and supplies                           162,015             122,775
                                                 ----------------      --------------


     Total inventories                                 $7,380,526          $6,552,420
                                                 ================      ==============

Note 3.  Income Taxes:

  Consolidated income tax for the nine-month periods ended September 30, 1999 and 1998 result in an effective tax rate of 36% and 5.8%, respectively. The rate of tax in relation to pre-tax income in 1999 is consistent with the year-end effective rate prior to the change in the valuation allowance. The Company had approximately $4,950,000 federal income tax net operating loss carryforward available at September 30, 1999. The September 1998 income tax expense was reduced by the utilization of approximately $360,000 of net operating loss carryforward. During 1998 the Company determined that it is more likely than not that the deferred tax assets will be recognized and reduced the remaining valuation allowance.

Note 4.  Long Term Debt:

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

  Simultaneously with the conversion of the Series A Preferred Stock, the Company extended the exercise date on 300,000 common stock warrants from January 2, 2003 to December 31, 2003; and extended the maturity date on its existing 12.25% subordinated debentures ("12.25% debenture") from January 2, 2003 to December 31, 2003. The interest rate on $2,000,000 principal amount of the 12.25% debentures will increase on January 2, 2002 from 12.25% to 20%, such increased rate to be effective until maturity. With respect to the remaining $500,000 principal amount of the 12.25% debenture, the interest rate will increase on January 2, 2002 from 12.25% to 19.25%, such increased rate to be effective until January 2, 2003, on which date the interest rate on such portion of the 12.25% debentures will decrease to 14%, effective until maturity. The 12.25% debentures are not convertible into common shares.


Note 5.  Treasury Stock:

  On May 18, 1999 the Company's Board of Directors authorized the repurchase of up to 540,000 shares, or approximately 10%, of the Company's common stock. As of September 30, 1999, the Company has repurchased 102,300 shares. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations Three Months Ended

  Sales for the three-month period ended September 30, 1999 (the "Current Quarter") were $10,786,635, an increase of 5.0%, or $513,412, as compared to $10,273,223 for the three month period ended September 30, 1998 (the "Comparable Quarter"). This increase was primarily due to the acquisition of the assets of Sheet Metal Manufacturing Co., Inc. (the "Sheet Metal Acquisition") on December 7, 1998. This is the seventh consecutive quarter in which the Company has posted an increase in sales as compared to the comparable quarter of the prior year.

  During the Current Quarter, the Company reported net income of $210,567 on net sales of $10,786,635, as compared to net income of $494,557 on net sales of $10,273,223 for the Comparable Quarter. The Current Quarter's net income was adversely impacted by the severe drought, which occurred during the first two months of the quarter, and by the hurricanes Dennis and Floyd, which occurred during September. The Current Quarter's extreme weather factors have resulted in a record sales level for the month of October.

  Income from operations in the Current Quarter is $788,807 versus $976,183 in the Comparable Quarter, a decrease of 19.2%, which primarily can be attributed to the adverse weather conditions discussed above.

  Cost of sales were $8,658,211 in the Current Quarter as compared to $8,146,481 in the Comparable Quarter. As a percentage of net sales, cost of sales increased to 80.3% in the Current Quarter from 79.3% in the Comparable Quarter. This increase is attributable to the change in product sales mix generated by the Sheet Metal Acquisition and increases in raw material costs for both copper and aluminum.

  Selling, general and administrative expenses were $1,339,617 in the Current Quarter as compared to $1,150,559 in the Comparable Quarter. This increase in expenses was primarily due to additional costs incurred to support the business growth relating to the Sheet Metal Acquisition and adding the infrastructure for future acquisitions. As a percentage of net sales, selling, general and administrative expenses increased to 12.4% in the Current Quarter, compared to 11.2% in the Comparable Quarter.


Results of Operations Nine Months Ended

  Sales for the nine-month period ended September 30, 1999 (the "Current Nine Months") were $30,085,765, an increase of 11.3%, or $3,058,763, as compared to $27,027,002 for the nine month period ended September 30, 1998 (the "Comparable Nine Months"). This increase was primarily due to the Sheet Metal Acquisition.

  Net income available to common shareholders for the Current Nine Months was $669,130 as compared to $794,169 in the comparable Nine Months. Net income in 1999 was adversely impacted by the weather conditions during the third quarter, while the net income for the Comparable Nine Months includes a one-time insurance recovery of $118,701 in 1998.

  Income from operations in the Current Nine Months was $2,432,842 versus $1,984,314 in the Comparable Nine Months, an increase of 22.6%, which primarily can be attributed to the accretive economies of scale realized by the Company from prior acquisitions.

  Cost of Sales were $23,770,417 in the Current Nine Months as compared to $21,716,761 in the Comparable Nine Months. As a percentage of net sales, Cost of Sales decreased to 79.0% in the Current Nine Months from 80.4% in the Comparable Nine Months. This decrease is primarily attributable to the change in product sales mix generated by the Sheet Metal Acquisition.

  Selling, general and administrative expenses in the Current Nine Months were $3,882,506, or 12.9% of sales, as compared to $3,325,927, or 12.3% of sales, in the Comparable Nine Months. This increase in expenses was primarily due to additional costs incurred to support the business growth relating to the Sheet Metal Acquisition and building the infrastructure for future acquisitions.



Liquidity and Capital Resources

  At September 30, 1999, the Company had long-term debt consisting of a working capital and term loan of $8,167,230, 10% Convertible Debentures of $4,000,000, 12.25% Subordinated Debentures of $2,500,000, leases of $395,220 and a Mortgage for $2,729,291 for a total of $17,791,741. See Note 4 to the Condensed Consolidated Financial Statements (the "Financial Statements") included in the preceding Item 1 of this Quarterly Report on Form 10-Q for a description of the 10% Convertible Debentures and the 12.25% Subordinated Debentures. As of such date, the Company had indebtedness under its working capital loan from Summit Bank, N.A. (the "Working Capital Loan") of $6,698,223. The Company has received a commitment to extend the Working Capital Loan for an additional three years, at a more favorable interest rate than its current rate of prime plus one half.

  At September 30, 1999, working capital was $7,520,872, resulting in a ratio of current assets to current liabilities of 2.33 to 1, as compared to working capital of $7,233,735 and a ratio of 2.74 to 1 at December 31, 1998. The change is primarily due to the seasonal nature of the operations.

  Current liabilities at September 30, 1999 totaled $5,643,808, consisting primarily of $4,278,637 in accounts payable and accrued expenses and $1,365,171 in current maturities of long-term debt. At December 31, 1998, total current liabilities were $4,165,172, consisting primarily of $2,102,886 in accounts payable and accrued expenses and $2,062,286 in current maturities of long-term debt. The increase in current liabilities is primarily due to the seasonal growth in accounts receivable and inventory.

  At September 30, 1999, the Company had shareholders' equity of $11,736,098, as compared to $15,361,725 at December 31, 1998. This decrease is primarily attributable to the conversion of 40,000 shares of Series A Preferred Stock into $4,000,000 subordinated convertible debentures (see Note 4 to the Financial Statements).

  Cash provided by operating activities for the Current Nine Months was $2,663,105 as compared to $805,238 in the Comparable Nine Months. This increase is due to the additional cash flow provided by the sales created from the Sheet Metal acquisition.

  Net cash used in investing activities totaled $888,648 in the Current Nine Months, as compared to $12,091,649 used in the Comparable Nine Months. This difference is due to the acquisition of the roof drainage division of Benjamin Obdyke, Inc. (the "Obdyke Acquisition") and the construction of new office space in 1998.

  Net cash used in financing activities was $1,760,440 in the Current Nine Months, as compared to $7,179,454 provided in the Comparable Nine Months. This difference is due to the financing required to complete the Obdyke Acquisition in 1998 and the Company's ability to paydown debt by approximately $1,750,000 in 1999.

  On May 18,1999 the Company's Board of Directors authorized the repurchase of up to 540,000 shares, or approximately 10%, of the Company's common stock. As of September 30, 1999, the Company has repurchased 102,300 shares. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors.

  The Company believes that its sources of financing are adequate for its anticipated needs. The cost and terms of any future financing arrangements will depend on the market conditions and the Company's financial position at that time.

  Certain persons who received shares of the Company's common stock in connection with the Obdyke Acquisition may, by notice to the Company given between January 3 and January 14, 2000, require the Company to purchase from such persons up to 125,000 shares of the common stock for $4.00 per share, payable in cash.


YEAR 2000 READINESS DISCLOSURE

  The Company is aware of Year 2000 issues. Year 2000 issues relate to whether computer hardware, software and equipment will properly recognize date sensitive information referring to the Year 2000. Potential computer system and equipment failures arising from years beginning with "20' rather than "19" are a known risk.

  The Company has completed its program to remediate all of the Company's significant computer systems that are not Year 2000 compliant. The program to ensure its Year 2000 readiness includes the following: identifying all systems which may not be Year 2000 compliant; correcting or replacing those systems which are not Year 2000 ready; testing the new or corrected systems to make sure they will operate according to Year 2000 requirements; and inquiring of vendors and customers of the Company to assess their Year 2000 readiness. As of October 1, 1999, the Company has identified certain critical software and hardware systems that need to be replaced or updated in order to be Year 2000 compliant and has replaced such systems.

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

  Actual costs associated with implementation of the Company's Year 2000 program are not expected to be material to the Company's operations and financial condition. Costs of approximately $350,000, primarily for software have been incurred and capitalized.

  The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. The Company will complete the final testing part of its program by November 30, 1999. Assuming that this testing is completed successfully, the Company does not believe that the Year 2000 issue will have a material adverse effect on the Company.

New Accounting Pronouncements


  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (`SFAS 133"). This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement was scheduled to be effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" (SFAS 137"). SFAS 137 delayed the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The implementation of SFAS 133 is not expected to have a material impact on the net earnings of the Company.

Forward-Looking Statements

  With the exception of the reported actual results, the information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, those statements herein which are followed by an asterisk (*). Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: the timing of customer orders and product mix; pricing pressure from customers; the level of backlog; market acceptance of new products; the revenue; the inability of the Company to acquire several competitors; the outcome of the Company's Year 2000 certification.

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


                             BERGER HOLDINGS, LTD.




                          BY:/s/ JOSEPH F. WEIDERMAN
                          ---------------------------
                          Joseph F. Weiderman
                          President and
                          Chief Operating Officer


                          BY:/s/ FRANCIS E. WELLOCK, JR.
                          ------------------------------
                          Francis E. Wellock, Jr.
                          Chief Financial Officer

                          Date:  November 12, 1999