Form 10-K
period 1999-12-31
BERGER HOLDINGS LTD
filed 2000-03-30
CIK 706777

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended DECEMBER 31, 1999
                          -----------------

|_| Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _____________ to _____________

                         Commission file number 0-12362
                                                -------

                              BERGER HOLDINGS, LTD.
                              ---------------------
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

                               TITLE OF EACH CLASS
                               -------------------

                          Common Stock, $.01 par value
                                     Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

      Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of

Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 15, 2000, 5,489,736 shares of Common Stock of the registrant were outstanding and the aggregate market value of the Common Stock (based upon the average of high and low bid prices of the Common Stock on the National Association of Securities Dealers Automatic Quotation System on March 15, 2000) of the registrant, held by nonaffiliates was approximately $12,500,000.(1)

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

      Yes  [X]       No   [ ]

Documents Incorporated By Reference: None

--------------------

(1) Such figure excludes the shares of Common Stock held by the registrant's executive officers and directors. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed.

      PART I

ITEM 1. BUSINESS

      BACKGROUND

      Berger Holdings, Ltd., a Pennsylvania corporation formed in 1979 (collectively with its subsidiaries, the "Company"), is a leading manufacturer of roof drainage systems specializing in copper products and residential and commercial snow guards. The Company had record revenues and income from operations since its acquisition strategy began three years ago. The Company continues to search for immediately accretive acquisition candidates and has arranged certain acquisition financing described below. The Company has successfully built its infrastructure in both facilities and human resources in order to grow the business and support future acquisitions. The Company operates three facilities with over 260,000 square feet used in manufacturing, warehousing and distribution. The Company recently was able to restructure its borrowing rates to 1/2 below the prime rate, including an $8,000,000 acquisition fund. The Company recently commenced the use of an ERP computer system to not only satisfy the Year 2000 issue, but also to continue to improve operating efficiencies. The Company received Board approval in 1999 to begin a stock buy back program up to 540,000 shares. As of December 31, 1999, the Company had repurchased 124,400 shares.

      On December 7, 1998, the Company acquired (the "Sheet Metal Acquisition") certain assets of Sheet Metal Manufacturing Co., Inc. ("Sheet Metal"). On January 2, 1998, the Company consummated the acquisition (the "Obdyke Acquisition") of the Roof Drainage Division (the "Acquired Division") of Benjamin Obdyke, Inc., its main competitor ("Obdyke"). On February 7, 1997, the Company completed the Real-Tool Acquisition (as defined below). Sheet Metal was the Company's second largest competitor, Obdyke was the Company's single largest competitor, and Real-Tool provided the Company with a complete line of commercial snow guards.

      Prior to 1983, the Company was privately-owned and operated under the name "Life Care Communities Corporation," developing life care communities on a fee basis for non-profit entities. During 1983, the Company successfully completed a public offering in which funds were raised for the principal purpose of developing and constructing proprietary life care facilities.

      In 1987, the management of the Company recommended, and on May 5, 1988 the shareholders approved, the Company's withdrawal from the life care industry in order to seek alternate investment opportunities. In 1989, the Company acquired approximately 85% of the common stock of Berger Bros Company ("Berger") pursuant to a plan of reorganization in exchange for shares of the Company's common stock, $0.01 par value (the "Common Stock"), representing approximately 29% of the outstanding Common Stock after the effective date of the 1989 Plan of Reorganization. Subsequently, the Company acquired an additional 15% of the common stock of Berger in exchange for shares of Common Stock representing approximately 5% of the outstanding Common Stock.

      PRODUCT LINES

      The Company is principally engaged in the manufacture and distribution of metal roof drainage products ("RDP"). Since 1993, the Company has also engaged in a program of internal development and product expansion. Internal development has been characterized chiefly by the modernization and modification of production facilities, machinery and equipment and the expansion of existing product lines to emphasize copper-based RDP. External development has been directed principally towards increasing the sales volume and market penetration of the Company's products through both the Sheet Metal Acquisition and the Obdyke Acquisition and an expanded product line, which now includes Real-Tool Snow Guards for metal standing seam roofs.

      The Company's RDP product line, consisting of gutters, downspouts, soffits, fascias, snow guards, trim coil and associated accessories and fittings, is manufactured by the Company at its three suburban Philadelphia facilities. The Company sells RDP through its sales and telemarketing representatives principally to wholesale distributors who sell directly to roofing and general contractors for use in the repair and replacement of roof drainage systems in existing buildings that are primarily residential.

      The raw materials used in manufacturing RDP are aluminum, steel and copper. Supplies of these materials, in either coil, sheet or bar form, are procured by the Company from various domestic and foreign suppliers. Although the Company believes that adequate available sources of supply exist at customarily accepted market prices, trade restrictions, work stoppages or adverse weather or political conditions may affect the prices and availability of these materials. Rapid increases in prices of raw materials could adversely affect the operations of the Company because the cost of raw materials constitutes the largest single element of the Company's cost of sales. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effects of recent increases in the prices of raw materials.

      The Company is largely dependent for its raw material requirements for its RDP products on the following three suppliers: Commonwealth (aluminum); Revere (copper); and Coilplus-Pennsylvania, Inc. (galvanized and painted steel). The remaining raw materials are provided by a large number of small suppliers. All raw materials procured by the Company, as well as finished products, are scrutinized for quality control using industry standards and internal guidelines.

ACQUISITIONS

      On December 7, 1998, the Company completed the Sheet Metal Acquisition. The acquisition of Sheet Metal, a manufacturer of roof drainage products, was funded by an increase to the Company's bank credit facility. This acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight-line basis over 25 years. The Sheet Metal Acquisition added approximately $7,000,000 to the Company's revenue base in 1999.

      On January 2, 1998, the Company consummated the Obdyke Acquisition, funded with the proceeds received through an issuance of 40,000 shares of the Company's Series A convertible preferred stock, a note payable, 125,000 shares of Common Stock which the Company had the obligation to redeem at the election of the seller and the issuance of warrants to purchase shares of Common Stock. The Obdyke Acquisition added approximately $14,000,000 to the Company's revenue base in 1999, mostly in aluminum roof drainage products.

      On February 7, 1997, the Company consummated the purchase (the "Real-Tool Acquisition") of all of the outstanding shares of the common stock of Real-Tool, Inc., a Virginia corporation ("Real-Tool"). As consideration, the Company paid cash, issued shares of Common Stock, and issued a note payable. Concurrent with the purchase, the Company entered into a royalty agreement with the sole shareholder of Real-Tool, Inc., which expires in 2012. Under this agreement, the Company is required to pay royalties of 6% of revenues, with a minimum of $75,000 annually through 2002. Subsequent to 2002, the Company has the option to increase the percentage of royalties paid to this individual and eliminate the minimum payment requirement. The Real-Tool Acquisition added approximately $1,000,000 to the Company's revenue base in 1999.

COMPETITION

      The Company's business is highly competitive. In general, the building products market is highly fragmented. The Company competes with numerous small and large manufacturers and fabricators. Some of the Company's competitors have substantially greater resources than the Company. The Company competes primarily in the Northeast/Mid-Atlantic region. During the past three years, the Company has implemented an advertising and marketing program to expand its geographic range of operations to a more national level. Competition is primarily based upon product quality, completeness of product lines, service and price.

GEOGRAPHIC MARKET

      The Company's products are principally sold throughout the states in the Northeast/Mid-Atlantic region. Approximately 85% of the Company's net sales in 1999 were made in the Northeast/Mid-Atlantic region.

MAJOR CUSTOMERS

      During 1999, no individual customer accounted for more than 10% of the Company's sales. The Company has no ongoing contracts for sales of its products, but rather services customers on a per-order basis.

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

      The Company is subject to fluctuations in metal prices when procuring raw material. Metal pricing is outside the Company's control. The Company believes they can generally pass raw material increases onto their customers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the effects of recent increases in the prices of raw materials.

EMPLOYEES

      As of December 31, 1999, the Company had 160 employees, including 17 in sales and marketing; 124 in manufacturing and delivery and 19 in administration. Approximately 107 of the Company's employees are represented by one of two labor unions, The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 169 and the Teamsters Local Union 107. The Company's contracts with both unions expire December 31, 2001. The Company believes that its employee relations are good.

GOVERNMENT REGULATION

      The Company is subject to numerous federal and state regulations relating to, among other things, the operations of its manufacturing facilities, the storage and disposal of environmentally sensitive materials, the control of emission levels, employee safety and health, employee wages and general environmental matters. The Company believes that these regulations are complied with properly. There are no other outstanding notices from federal or state regulatory bodies or agencies indicating a failure to comply with any of these regulations.

ITEM 2. PROPERTIES

      The Company owns a 120,000 square foot operating facility in Feasterville, Pennsylvania. The corporate and sales offices occupy space at the same location. Due to the need for more space in connection with the Obdyke and Sheet Metal Acquisitions, the Company has entered into lease agreements for two additional facilities. One is a 90,000 square foot manufacturing facility in Southampton, PA, which is leased through 2002 with a five year renewal option and the second is a 56,000 square foot warehousing facility in Huntingdon Valley, PA, which is leased through 2003 with a two year renewal option.

      The Company has a mortgage liability on the Feasterville facility in the principal amount of approximately $2,824,000 at December 31, 1999. The mortgage is being repaid in monthly installments of approximately $27,400 through March, 2008 with a balloon payment of $1,431,391 due then.

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

      The following table sets forth certain information with respect to the high and low bid prices of the Company's Common Stock during 1999 and 1998. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                     HIGH           LOW
                                     ----           ---

      1999
      ----

      First Quarter                $  3.50        $  2.25
      Second Quarter                  3.13           2.19
      Third Quarter                   3.25           2.50
      Fourth Quarter                  2.88           1.94

      1998
      ----

      First Quarter                $  3.94        $  3.00
      Second Quarter                  4.31           2.63
      Third Quarter                   3.50           2.25
      Fourth Quarter                  3.44           2.13

      At December 31, 1999, there were approximately 2,100 holders of record of shares of Common Stock.

DIVIDEND POLICY

      The Company has not paid any cash dividends on its Common Stock to date, and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                    YEAR ENDED DECEMBER 31

                                         1999               1998                1997                1996                1995
                                         ----               ----                ----                ----                ----
Net Sales                             $39,966,301         $35,608,309         $20,748,017        $19,745,890         $15,653,321

Cost of Sales                          32,094,414          28,791,521          16,196,776         15,587,221          13,738,061
                                     -------------      --------------      --------------      -------------       -------------


Gross Profit                            7,871,887           6,816,788           4,551,241          4,158,699           1,915,260

Selling, Administrative and General
   Expenses                             5,220,853           4,625,043           2,963,614          2,389,285           2,225,685
                                     -------------      --------------      --------------      -------------       -------------
Income (Loss) from Operations           2,651,034           2,191,745           1,587,627          1,769,384            (310,425)

Interest Expense                       (1,852,088)         (1,284,761)           (581,624)          (619,178)           (570,420)
Other Income                               24,517             136,643              14,374              4,295              30,984
                                     -------------      --------------      --------------      -------------       -------------

Income (Loss) from Continuing
   Operations before, Income Tax
   (Benefit) and After Preferred
Stock
   Dividend                               823,463           1,043,627           1,020,377          1,154,501            (849,861)
Income Tax (Benefit)                      441,666  (1)       (647,201)         (1,000,000)          (500,000)                 --
                                     -------------      --------------      --------------      -------------       -------------

Income (Loss) before Preferred
Stock
   Dividend                               381,797           1,690,828           2,020,377          1,654,501            (849,861)
Preferred Stock Dividend                       --             400,000                  --                 --                  --
                                     -------------      --------------      --------------      -------------       -------------

Net Income (Loss) available to
   Common Stock holders                  $381,797          $1,290,828          $2,020,377         $1,654,501            (849,861)
                                     =============      ==============      ==============      =============       =============

BASIC EARNINGS (LOSS)
PER COMMON SHARE:

Income (Loss) before Preferred
  Stock Dividend                             $.07               $0.31               $0.40              $0.44              ($0.26)
Preferred Stock Dividend                       --               (0.07)                 --                 --                  --
                                     -------------      --------------      --------------      -------------       -------------

Net Income (Loss)                            $.07               $0.24               $0.40              $0.44              ($0.26)
                                     =============      ==============      ==============      =============       =============

TOTAL ASSETS                          $32,567,820         $34,587,204         $19,751,213        $12,292,861          $9,885,339
                                     -------------      --------------      --------------      -------------       -------------

LONG TERM DEBT, CAPITAL
  LEASES AND REDEEMABLE
  COMMON STOCK                        $16,888,606  (2)    $15,060,307          $6,022,147  (3)    $3,721,719          $1,676,713
                                     -------------      --------------      --------------      -------------       -------------

SHAREHOLDERS' EQUITY                  $11,445,370         $15,361,725         $12,493,271         $7,655,336          $4,635,369
                                     =============      ==============      ==============      =============       =============


(1) The company will only pay approximately $54,000 in federal and state income taxes.
(2) Long-Term Debt includes a $4,000,000 10.0% subordinated debenture which was preferred stock in 1998.
(3) Long-Term Debt includes a $2,000,000 12.25% subordinated debenture used for the Obdyke Acquisition and at December 31, 1997 was included in cash and cash equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The Company's results of operations for the years ended December 31, 1999, 1998 and 1997 represent the consolidated operations of Berger Holdings, Ltd. and its subsidiaries, Berger Financial and Berger Bros Co.

      Net sales increased to $39,966,301 in 1999 from $35,608,309 in 1998 and $20,748,017 in 1997. The Sheet Metal Acquisition was the major factor contributing to the increase in sales from 1998 to 1999. The increase in 1998 over 1997 was mainly due to the Obdyke Acquisition.

      The Company's gross profit, as a percentage of revenues, was 19.7% in 1999, 19.1% in 1998 and 21.9% in 1997. The changes in the Company's gross profit percentages are related to changes in the sales product mix. In 1999, the gross profit percentage increase over 1998 was due to an improved sales mix of higher margin products. The increase would have been higher except for increases in raw material costs during the fourth quarter of 1999 that were passed on to customers in February, 2000. The Sheet Metal Acquisition increased the Company's sales mix in copper products and snow guards.

      Selling, administrative and general expenses, as a percentage of net sales, increased to 13.1% in 1999 from 13.0% in 1998 and 14.3% in 1997. The 1999 increase is due to the Company continuing to build infrastructure to support future acquisitions. The 1998 decrease from 1997 was due to economies of scale.

      Income from operations was $2,651,034, or 6.6% of revenues, in 1999 compared to $2,191,745, or 6.2% of revenues, in 1998 and $1,587,627, or 7.7% of revenues, in 1997. The increases in income for 1999 and 1998 are mainly due to the acquisitions of Sheet Metal and Obdyke.

      Interest expense increased to $1,852,088 in 1999 compared to $1,284,761 in 1998 and $581,624 in 1997. The increase in interest expense for 1999 was primarily a result of the exchange of Series A Convertible Preferred Stock issued in connection with the Obdyke Acquisition to debt effective as of January 1, 1999, which resulted in $400,000 of additional interest expense. The remaining $167,327 increase in interest expense in 1999 was a result of the debt issued in the Sheet Metal Acquisition. The increase in interest expense in 1998 was primarily a result of the debt incurred in connection with the Obdyke Acquisition.

      Income from continuing operations was $823,463, or 2.1% of revenues, in 1999 compared to $1,043,627, or 2.9% of revenues ($643,627, or 1.8% of revenues, if 1998 preferred stock dividends are treated as interest expense), in 1998 and $1,020,377, or 4.9% of revenues, in 1997. The decrease in income from continuing operations in 1999 was a result of reporting the interest on the debentures issued in exchange for Series A Convertible Preferred Stock of $400,000 as interest expense in 1999, whereas that amount was reported as a preferred stock dividend in 1998.

      The net income was $381,797, or 1.0% of revenues, in 1999 as compared to $1,290,828, or 3.6% of revenues, in 1998 and $2,020,377, or 9.7% of revenues, in
1997. The decrease in net income in 1999 was due to the reporting of tax benefits in 1998 of $647,101 and 1997 of $1,000,000. In 1999 the Company
reported income taxes of $441,666, but will only pay approximately $54,000 in federal and state income taxes.

      In 1998 and 1997, the Company reduced the valuation allowance applied against deferred tax benefits associated with their net operating loss carryforward. The reduction in the valuation allowance was based on several factors including: recent acquisitions, past earnings history and trends and the expiration date of carryforwards. The Company has determined that it is more likely than not that the deferred tax asset will be realized. At December 31, 1999, the Company has net operating loss carryforwards of approximately $5,500,000, which will reduce the income taxes that must be paid to approximately $54,000.

LIQUIDITY AND CAPITAL RESOURCES

      On December 20, 1999, the Company entered into an agreement with Summit Bank (the "Bank") to provide additional funding of $8,000,000 intended to be used for future acquisitions. The existing term loan was extended for an additional 2 years to December 31, 2002. The Company's borrowing rate was reduced to one half of one percent below the prime rate on all borrowings. The Bank provided a new $2,000,000 term loan (the "New Loan"), which is repayable over 33 months beginning April 2000. The Company used proceeds from the New Loan to pay down a 12.25%, $2,000,000 unsecured debenture. See page F-14 to the Company's Financial Statements.

      At December 31, 1999, the working capital of the Company was $6,101,021 (resulting in a ratio of current assets to current liabilities of 2.4 to 1), compared to $7,233,735 (2.7 to 1) at December 31, 1998. The decrease in working capital is primarily due to reduction in both accounts receivable and inventory balances, both of which were directly related to the Sheet Metal Acquisition.

      At December 31, 1999, current liabilities totalled $4,233,844, consisting primarily of $2,553,583 of accounts payable and accrued expenses and $1,680,261 of current maturities of long-term debt. Current liabilities increased $68,672 as compared to 1998.

      At December 31, 1999 obligations to the Bank totaled $9,699,591, compared to $9,024,294 in 1998 and $2,661,007 in 1997. The increase in 1999 over 1998 was the result of financing a $2,000,000 bank term loan acquired in order to replace $2,000,000 of subordinated debt that had an interest cost of 12.25% per year.

      In 1999, the Company raised $56,250 of additional capital through the exercise of 188,406 options and warrants from previous private placements and employee stock option grants.

      Cash flow provided by operating activities for 1999 was $3,999,255 as compared to $2,298,946 provided by operating activities for 1998. The cash provided by operating activities increased due to the reduction of inventory and accounts receivable levels, which were higher in 1998 due to the Sheet Metal Acquisition.

      Net cash used in investing activities totaled $1,347,914 for the year ended December 31, 1999, was used for investments in capital equipment, as compared to net cash used in investing activities of $16,057,211 for 1998, which was a result of the Obdyke and Sheet Metal Acquisitions.

      Net cash used in financing activities was $2,694,110 for 1999, as compared to $9,496,803 provided by financing activities in 1998. The decrease was the result of the Company's ability to use cash from operations to pay down senior and subordinated debt in 1999 as opposed to funding the Obdyke and Sheet Metal acquisitions in 1998.

      The operating cash flow anticipated to be received from operations in 2000 and the availability of the funds under the working capital loan is anticipated to be sufficient to cover the Company's capital expenditure needs for 2000, which are estimated to be approximately $900,000.

      The Company anticipates that it may, in the future, need to obtain additional financing to accomplish the redemption of the debentures issued to Finova Mezzanine Capital Inc. and Argosy Investment Partners. The Company anticipates redeeming such instruments by the end of 2000, when the interest rate under such instruments increases substantially. See Note 13 to the Company's Financial Statements.

      On January 21, 2000, the holder of the redeemable common stock exercised their option to receive cash proceeds of $500,000. The Company arranged for the sale of the 125,000 shares of redeemable common stock to an unrelated third party. The remaining $226,254, including transfer fees was paid by the Company.

YEAR 2000 READINESS DISCLOSURE

      During 1999, the Company assessed its computer systems for Year 2000 readiness and replaced all systems and software found to be non-compliant. These replacements were generally part of the Company's regular upgrade program. The Company then tested all of its systems and software. The Company also obtained verifications from its vendors that its systems that they supplied were Year 2000 ready. The Company had a contingency plan to provide for disaster recovery and continuation of critical computer and communications in case of a power loss. The Company has not incurred any material extraordinary expense in connection with its Year 2000 program. The Company believes that any Year 2000 problem is unlikely to arise in the future, and that if any problem does arise, will be able to fix the problem without material expenses.

      To date, the Company has not experienced any disruptions of operations due to Year 2000 problems.

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

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      Certain statements herein that include forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan" or "continue" or the negative thereof or other variations thereon are, or could be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are affected by known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to differ materially from the results, performance and achievements expressed or implied in the Company's forward-looking statements. These risks, uncertainties and factors include competition by competitors with more resources than the Company and the cyclical nature of roofing repair. Certain factors that could cause the actual results, performance or achievement of the Company to differ materially from those contained in or implied by any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained herein, are as follows:

      Risk as to Liquidity of the Common Stock. The volume of trading in the Common Stock has generally not been substantial. Accordingly, there is no assurance as to the liquidity of the trading market for the Common Stock. As a result of the issuance of Common Stock upon the exercise of outstanding options and warrants, the number of shares of Common Stock outstanding may increase to 8,982,000. As a result, the number of shares of Common Stock that are freely tradeable may over time greatly exceed the number of shares that are presently freely tradeable. The influx of a large number of shares onto the trading market may create downward pressures on the trading price of the Common Stock.

      Authorization of Preferred Stock; Anti-takeover Provisions. The Company's Articles of Incorporation authorize the issuance of up to 20,000,000 shares of Common Stock and 5,000,000 shares of "blank check" preferred stock. The Board of Directors will have the power to determine the price and terms under which any such preferred stock may be issued and to fix the terms and designations thereof. The ability of the Board of Directors to issue one or more series of preferred stock without shareholder approval, which preferred stock may have liquidation, dividend, conversion, voting or other rights that could adversely affect the voting power or other rights of holders of the Common Stock (including those of purchasers in this offering). In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. There can be no assurance that the Company will not do so in the future. Furthermore, the Company is subject to certain applicable anti-takeover provisions of the Pennsylvania Business Corporation Law of 1988, as amended. Such provisions, as well at the Company's classified Board of Directors, could deter or delay unsolicited changes in control of the Company by discouraging takeover attempts that might result in a premium over the market price for the shares of Common Stock.

      Uncertainty as to Payment of Dividends. No dividends have been paid by the Company in the past five years and the payment of dividends is not contemplated in the foreseeable future. The payment of future dividends will be directly dependent upon the earnings of the Company, its financial needs and other similarly unpredictable factors. Earnings, if any, are expected to be retained to finance and develop the Company's business.

      Existence of Significant Competition. There are many other companies engaged in the Company's area of business, and many of these companies have greater financial and other business resources than those presently possessed by the Company. Further, other companies may enter the Company's area of business in the future. There can be no assurance that the Company will be able to compete successfully with such companies.

      Dependence Upon Key Personnel. The Company's ongoing operations may depend to a material extent upon the continued services of certain key management personnel, including primarily Theodore A. Schwartz, Chairman of the Board of Directors and Chief Executive Officer, Joseph F. Weiderman, President, Paul L. Spiese, III, Vice President-Manufacturing, and Francis E. Wellock, Jr., Vice President -- Finance and Chief Financial Officer. The loss of, or the interruption in, the services of any of such individuals during this period could adversely affect the conduct of the Company's business and its future performance.

      Dependence for Certain Raw Materials on Single Supplier; Risk of Raw Material Price Fluctuations. The price and availability of the raw materials utilized by the Company (mainly aluminum, steel and copper) are subject to fluctuation. In addition, the Company's ability to obtain such materials from domestic and foreign suppliers may be subject to trade restrictions, work stoppages and other factors. Increases in the price of raw materials may have an adverse impact on the profit margin for sales of the Company's products. There can be no assurance that there will be no shortages, significant delays or price increases in the future.

      Risk that Company will be Unable to Identify Future Purchasers. As of the date of this Annual Report, the Company has no sales contracts which call for the Company to make ongoing deliveries of its products. All sales contracts between the Company and its customers represent a single transaction. There can be no assurance that customers of the Company will continue to purchase the same volume of products from the Company or at all.

      Risk that Company Will be Unable to Maintain Adequate Inventory. There can be no assurance that the Company will be able to continue to maintain such inventory levels in the future.

      Cyclical Nature of the Housing Market and the Home Building and Home Improvement Industry. Demand for the Company's products is dependent upon the housing market and the home building and home improvement industry which tend to be cyclical in nature and have experienced significant downturns in recent years. There is no assurance that negative industry cycles in the future will not adversely affect the Company's business.

      Seasonality of Business. The demand for the Company's products in its primary market is seasonal. Inclement winter weather, and excessively hot and dry summer weather, such as that experienced in 1999 in the Northeastern United States, usually causes a reduction in the level of building activity in both the homebuilding and home improvement markets.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 1999, the Company's investments consisted of cash and money market funds. The Company does not expect any material loss with respect to its investment portfolio.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

      Attached at pages F-1 through F-22 are the financial statements and financial statement schedules identified in Item 14 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the Executive Officers and Directors of the Company as of the date of this report. The Company's By-Laws provide for the classification of Directors into three classes, as nearly equal in numbers as possible, with one class being elected at each annual meeting for a term of three years. The terms of Class I directors will expire in 2000, the terms of Class II directors in 2001 and the terms of Class III directors in 2002. Francis E. Wellock, Jr. is the son-in-law of Joseph F. Weiderman; otherwise, there is no family relationship among any of the Company's officers or directors. The current directors of the Company will serve until their terms expire and until their successors in office are elected or appointed and qualified.

                        EXECUTIVE OFFICERS AND DIRECTORS

NAME                      AGE       POSITION(S)
----                      ---       -----------

Theodore A. Schwartz      70        Chairman of the Board of Directors,
(Class I)                           Chief Executive Officer (Principal
                                    Executive Officer)

Joseph F. Weiderman       58        President, Chief Operating Officer,
(Class III)                         Secretary, Treasurer and Director

Paul L. Spiese, III       48        Vice President and Director
(Class II)

Francis E. Wellock, Jr.   35        Vice President and Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)

Jacob I. Haft, M.D.       63        Director
(Class III)

Dr. Irving Kraut          82        Director
(Class I)

Larry Falcon              60        Director
(Class II)

Jay Seid                  39        Director
(Class I)

John Paul Kirwin, III     44        Director
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

      FRANCIS E. WELLOCK, JR., was hired as Controller of the Company on June 10, 1991 and was elected Vice President-Finance and Chief Financial Officer on August 19, 1996. Mr. Wellock holds a Bachelor of Science Degree in Accounting from Saint Joseph's University and a Masters in Taxation from Philadelphia College of Textiles and Science. Prior to joining the Company, Mr. Wellock worked for a public accounting firm.

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

      Based on the Company's review of the copies of the reports received by it, except for 900 shares purchased by Dr. Kraut in and 1,500 shares purchased by Dr. Haft, both in December 1999, the Company believes that all filing required to be made by the Reporting Persons for the year ended December 31, 1999 were made on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

      The following table shows the annual compensation of each of the Company's executive officers for the years 1999, 1998 and 1997.

                     SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                Compensation
                                         Annual Compensation                       Awards
                                         -------------------                       ------
          (a)                 (b)         (c)         (d)           (e)              (g)            (i)
   Name & Principal          Year      Salary($)   Bonus($)   Other Annual        Options/       All other
       Position                                               Compensation        SARs (#)     Compensation
                                                                    ($)                             ($)
Theodore A. Schwartz       1999        $193,352      $7,500          0                 --         17,653(1)
Chairman & Chief           1998         154,315      12,500          0                 --         14,735
Executive Officer          1997         131,561      10,000          0                 --         12,770


Joseph F. Weiderman        1999        $190,587     $17,500          0                 --          2,335(2)
President and Chief        1998         157,353      22,500          0                 --          2,213
Operating Officer          1997         127,512      10,000          0                 --          2,507

Paul L. Spiese, III        1999        $135,143     $12,000          0                 --          2,001(3)
Vice President             1998         114,950      15,750          0                 --          1,939
                           1997          93,767      10,000          0                 --          1,879

Francis E. Wellock, Jr.    1999        $119,356     $12,000          0                 --            739(4)
Chief Financial            1998          96,597      13,500          0                 --            533
Officer                    1997          75,132      10,000          0                 --            514

-------------
(1) Represents premiums paid by the Company for life insurance for the benefit of Mr. Schwartz.
(2) Represents premiums paid by the Company for life insurance for the benefit of Mr. Weiderman.
(3) Represents premiums paid by the Company for life insurance for the benefit of Mr. Spiese.
(4) Represents premiums paid by the Company for life insurance for the benefit of Mr. Wellock.

      The following table shows (1) the number and value of options exercised by the Company's executive officers during fiscal year 1999 and (2) the number and value of unexercised options held by the Company's executive officers at the end of 1999:

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

-------------------------------------------------------------------------------------------------------------

     (a)                   (b)            (c)                     (d)                        (e)

                                                                                   Value of Unexercised In
                                                     # of Unexercised Options at   the-Money Options/SARs
                     Shares Acquired  Value                   FY-End(#)            at FY-End ($)
    Name             on Exercise (#)  Realized($)      Exercisable/Unexercisable   Exercisable/Unexercisable
    ----             ---------------  -----------      -------------------------   -------------------------

-------------------------------------------------------------------------------------------------------------
Theodore A. Schwartz        0              0                    390,000/100,000    $417,563/$100,375

Joseph F. Weiderman         0              0                    357,950/100,000    $382,508/$100,375

Paul L. Spiese, III         0              0                    353,700/100,000    $377,859/$100,375

Francis E.                  0              0                     189,000/75,000    $199,969/$75,281
Wellock, Jr.

-------------------------------------------------------------------------------------------------------------

      During 1999, members of the Company's Board of Directors who were not also executive officers of the Company were paid $250 for one Board meeting and $500 for two Board meetings. An aggregate of $6,000 was paid to directors for their services. No director was paid more than $1,250. Drs. Kraut and Haft, and Mr. Falcon, also each received options to purchase 30,000 shares of the Common Stock at an exercise price of $1.59 per share, while Messrs. Kirwin and Seid each received options to purchase 10,000 shares of the Common Stock at an exercise price of $3.50 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The current members of the Compensation Committee are Mr. Falcon and Dr. Kraut. There were no relationships during 1999 that are required to be disclosed under Item 401(j) of Regulation S-K promulgated by the Securities and Exchange Commission.

EMPLOYMENT AGREEMENTS

THEODORE A. SCHWARTZ, JOSEPH F. WEIDERMAN, PAUL L. SPIESE, III AND FRANCIS E. WELLOCK, JR.

      Pursuant to Employment Agreements restated in their entirety as of March 28, 2000, Messrs. Schwartz, Weiderman, Spiese and Wellock are employed by the Company as its Chief

Executive Officer; President and Chief Operating Officer; Vice President of Manufacturing; and Chief Financial Officer and Vice President - Finance, respectively. These agreements expire December 31, 2000. The agreements provide for base annual salaries of $203,000, $203,000, $135,000 and $130,000, respectively. In addition to their salaries, the agreements provide that Messrs. Schwartz, Weiderman, Spiese and Wellock shall be entitled to a bonus at the discretion of the Board of Directors. If, at the end of the term of the agreement, the Company and Messrs. Schwartz, Weiderman, Spiese and Wellock have not agreed to an extension of these agreements for a minimum additional term of three years, the Company is obligated to pay them an amount equal to 50% of their then annual salary in weekly installments over a six month period (the "Severance Payment"). In the event that the four officers are unable to perform their duties under the agreement for an aggregate period of more than 180 days in any 365-day period, the Company may terminate any one of the four officers' employment upon 90 days notice. In this event, the Company is obligated to pay Messrs. Schwartz, Weiderman, Spiese or Wellock his full salary for a period of 12 months. At the end of this 12-month period, the Company is obligated to pay the sum of $1,000 per week, subject to certain reductions set forth in the agreement, for a period of 3 years and then $500 per week for the remainder of their lives. The agreements also provide that in the case of a "Change in Control," as defined in the agreements, if the terms of the employee's employment change in any material respect, the employee shall be entitled to a lump sum payment in an amount equal to the remainder of the payments to which he would be entitled under Section 3 of the Agreement.

      Messrs. Schwartz, Weiderman, Spiese and Wellock are also entitled to the use of a car provided by the Company and life insurance to benefit the beneficiary of their respective choices in the face amount of $500,000. During the term of the agreement, and so long as the any one of the four officers receives a Severance Payment, they are prohibited directly or indirectly from engaging in any business which is the same as, similar to or in competition with the business of the Company. In addition, the amended agreement stipulates that during 1999 and 2000, the stock options granted for those years will be 100,000 for each year for Messrs. Schwartz, Weiderman and Spiese, and 75,000 for Mr. Wellock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

      The following table sets forth, as of December 31, 1999, information with respect to the beneficial ownership of the Company's directors, all directors and executive officers as a group, and all persons believed by the Company to beneficially own more than 5% of the outstanding Common Stock based upon filings with the Securities and Exchange Commission. Unless otherwise indicated, such ownership is believed to be direct, with sole voting and investment power.

Name and Address                            Shares Owned
of Outstanding                              Beneficially            Percentage
Beneficial Owner                            and of Record           of Shares
----------------                            -------------           ---------

Theodore A. Schwartz                          565,692 (1)                9.62%

Joseph F. Weiderman                           488,090 (2)                8.35%

Paul L. Spiese, III                           444,726 (3)                7.61%

Jacob I. Haft, M.D.                           183,200 (4)                3.28%

Larry Falcon                                   97,791 (5)                1.76%

Dr. Irving Kraut                              308,433 (6)                5.53%

Jay Seid                                       36,500 (7)                   *

John Paul Kirwin                               15,000 (7)                   *

Francis E. Wellock, Jr.                       220,750 (8)                3.89%

Finova Mezzanine Capital, Inc.                588,235 (9)                9.68%

Argosy Investment Partners, L.P.              352,941 (9)                6.04%

Emerald Advisors                              503,660                    9.17%

All Directors, Executive Officers
and 5% owners as a group (12 persons)       3,805,018                   47.61%


* = less than 1%

(1) Includes 1,500 shares of Common Stock registered to Mr. Schwartz as joint tenant with Janice L. Bredt and options to purchase 390,000 shares of Common Stock.

(2)   Includes options to purchase 357,950 shares of Common Stock.

(3)   Includes options to purchase 353,700 shares of Common Stock.

(4)   Includes options to purchase 95,000 shares of Common Stock.

(5)   Includes options to purchase 60,000 shares of Common Stock.

(6)   Includes options to purchase 85,000 shares of Common Stock.

(7)   Includes options to purchase 15,000 shares of Common Stock.

(8)   Includes options to purchase 189,000 shares of Common Stock.

(9) Consists solely of shares of Subordinated Debentures convertible into Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      THEODORE A. SCHWARTZ, JOSEPH F. WEIDERMAN AND PAUL L. SPIESE, III

      The Company holds promissory notes (the "Notes") from Messrs. Schwartz, Weiderman and Spiese totaling $175,083, $152,000 and $100,833 respectively, which bear interest at a rate of six percent per annum. The Notes require that the principal and accrued interest be paid on or before November 21, 2001. The proceeds of the Notes were used by Messrs. Schwartz, Weiderman and Spiese to purchase securities of the Company in the Company's 1993 private placements and warrant exercise of 1996. These securities were purchased on the same terms as other investors in the private placements. The largest aggregate amount outstanding under each of the Notes during the year ended December 31, 1999 was $175,083, $152,000 and $100,833 respectively, all of which are currently outstanding.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

1. Financial statements - attached at pages F-1 through F-22 are the consolidated financial statements and consolidated financial schedules set forth below, and which are incorporated by reference in Item 8:

BERGER HOLDINGS, LTD.

Independent Auditors' Report on Consolidated Financial Statements       F-1

Consolidated Balance Sheets as of December 31, 1999 and 1998            F-3

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998, and 1997                                       F-5

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 1999, 1998 and 1997                                  F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997                                        F-7

Notes to Consolidated Financial Statements                              F-9

2. Financial statement schedule - The following consolidated financial statement schedule is included herein:

SCHEDULE II
BERGER HOLDINGS, LTD.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1999, 1998 and 1997

               Column A                       Column B                    Column C             Column D         Column E
               --------                       --------                    --------             --------         --------
                                                           --------------------------------
                                                                          Additions
                                             Balance at      Charged to        Charged                         Balance at
                                             Beginning        Cost and        to Other                             End
             Description                     of Period         Expense       Accounts(1)     Deductions(2)      of Period
             -----------                     ---------         -------       -----------     -------------      ---------
1999 Accounts Receivable-
 Allowance for doubtful accounts               $30,000          $9,249             $ -            $9,249         $30,000
 Inventory reserves                            146,000               -               -           100,000          46,000

1998 Accounts Receivable-
 Allowance for doubtful accounts               $43,000          $5,930             $ -           $18,930         $30,000
 Inventory reserves                             46,000               -         100,000                 -         146,000

1997 Accounts Receivable-
 Allowance for doubtful accounts               $43,000         $12,107             $ -           $12,107         $43,000
 Inventory reserves                             46,000               -               -                 -          46,000

(1)   Includes reserves for inventory of business acquired.
(2) Write off of uncollectible accounts and slow moving and obsolete inventory acquired.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the financial statements or the notes thereto and therefore have been omitted.

           INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Berger Holdings, Ltd.

Under date of February 21, 2000, we reported on the consolidated balance sheets of Berger Holdings, Ltd. and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as of December 31, 1999 and 1998, as listed in the accompanying index (item 14). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG

Philadelphia, PA
February 21, 2000

        INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Berger Holdings, Ltd.

Under date of February 13, 1998, we reported on the consolidated balance sheet of Berger Holdings, Ltd. and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, as of December 31, 1997, as listed in the accompanying index (item 14). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

GOLDENBERG ROSENTHAL LLP

Jenkintown, PA
February 13, 1998

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

2(b)       Third Amended Disclosure    Incorporated by reference to Exhibit
           Statement for Debtor's      2 of the March 1993 8-K
           Amended Joint Plan of
           Reorganization

2(c)       Settlement Agreement by     Incorporated by reference to Exhibit
           and between the Registrant 4 of the March 1993 8-K and Meridian Bank

3(a)       Articles of Incorporation   Incorporated by Reference to
           and Bylaws                  Exhibit 3 of the Registration
                                       Statement on Form S-18 filed February
                                       15, 1983 (File No. 2-81851-W) (the
                                       "1983 Registration Statement")

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
                                       (33-64468)

Exhibit
Number     Title                                Method of Filing
------     -----                                ----------------

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

4(d)       Form of Consulting          Incorporated by reference to Exhibit 4.10
           Warrant                     of the Form S-3

10(a)      Lease Agreement             Incorporated by reference to Exhibit
           between Berger Bros.        10(i) of the 1989 Form 10-K
           Company and Feasterville
           Associates dated
           May 30, 1989

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

10(c)      Cobra Ridge Vent            Incorporated by reference to
           Sale Agreement              Exhibit 10(r) of the Annual Report on
                                       Form 10-K for the year ended December 31,
                                       1993

Exhibit
Number     Title                                Method of Filing
------     -----                                ----------------

10(d)      Employment Agreement        Filed Herewith
           between Berger Holdings,
           Ltd. and Theodore
           A. Schwartz

10(e)      Employment Agreement        Filed Herewith
           between Berger Holdings,
           Ltd. and Joseph
           F. Weiderman

10(f)      Employment Agreement        Filed Herewith
           between Berger Holdings,
           Ltd. and Paul L.
           Spiese, III

10(g)      Employment Agreement        Filed Herewith
           between Berger Holdings,
           Ltd. and Francis E. Wellock

10(h)      Stock Purchase Agreement,   Incorporated by Reference to Exhibit 2.1
           dated as of February 7,     of the Company's Report on Form 8-K
           1997, by and between        filed on February 20, 1997 (the
           Berger Holdings, Ltd. and   "February 1997 8-K")
           Roger M. Cline

10(i)      Amendment to Stock          Incorporated by Reference to Exhibit 2.2
           Purchase Agreement, dated   of of the February 1997 8-K
           as of February 7, 1997,
           by and between Berger
           Holdings, Ltd. and
           Roger M. Cline

10(j)      Asset Purchase Agreement    Incorporated by reference to Exhibit 2.1
           dated as of December 3,     of Company's Report on Form 8-K filed on
           1997, by and among the      January 20, 1998, as amended (the
           Registrant, Obdyke and the  "January 1998 Form 8-K")
           Shareholders of Obdyke

10(k)      Preferred Stock Purchase    Incorporated by reference to Exhibit 2.2
           Agreement, dated as of      to the January 1998 Form 8-K
           December 17, 1997, by
           and among the Registrant,
           Tandem and Argosy

Exhibit
Number     Title                                Method of Filing
------     -----                                ----------------

10(l)      Debenture Purchase          Incorporated by reference to Exhibit 2.3
           Agreement, dated as of      to the January 1998 Form 8-K
           December 17, 1997, by
           and among the Registrant,
           Tandem and Argosy

10(m)      Amended and Restated Loan   Incorporated by reference to Exhibit 2.4
           and Security Agreement,     to the January 1998 Form 8-K
           dated as of January 2,
           1998, by and among Berger
           Financial Corp., a Delaware
           corporation, Berger Bros.
           Company, a Pennsylvania
           corporation and Summit

10(n)      Amendment to Amended and    Incorporated by reference to Exhibit 2.2
           Restated Loan and Security  to the Company's Current Report on Form
           Agreement, dated as of      8-K, dated December 22, 1998
           December 31, 1998, by and
           among Berger Financial
           Corp., a Delaware
           Corporation, Berger Bros
           Company, A Pennsylvania
           corporation and Summit
           Bank, N.A.

10(o)      Exchange Agreement,         Incorporated by reference to Exhibit
           entered into as of          10.1 of the Company's Quarterly Report
           January 1, 1999, by and     on Form 10-Q for the period ended March
           between Sirrom Capital      31, 1999
           Corporation d/b/a Tandem
           Capital, a Tennessee
           corporation, Argosy
           Investment Partners, L.P.,
           a Pennsylvania
           partnership, and the
           Company.

10(p)      Amendment to Amended and    Filed Herewith
           Restated Loan and Security
           Agreement, dated as of
           December 20, 1999, by and
           among Berger Financial
           Corp., a Delaware
           Corporation, Berger Bros
           Company, A Pennsylvania
           corporation and Summit
           Bank, N.A.

Exhibit
Number     Title                                Method of Filing
------     -----                                ----------------

21         Subsidiaries of the         Incorporated by reference to
           Company                     Exhibit 22 to the 1989 Form 10-K

23.1       Consent of KPMG LLP         Filed Herewith

23.2       Consent of Goldenberg
           Rosenthal Friedlander LLP   Filed Herewith

27         Financial Data Schedule     Filed Herewith (EDGAR version only)


      All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8K:
         None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March, 2000.

                                    BERGER HOLDINGS, LTD.

                               By:  /s/ THEODORE A. SCHWARTZ
                                    ------------------------
                                    Theodore A. Schwartz
                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                       Title                           Date
---------                       -----                           ----

/s/ THEODORE A. SCHWARTZ        Chief Executive Officer         March 15, 2000
---------------------------     and Chairman of the Board
Theodore A. Schwartz            (Principal Executive Officer)

/s/ PAUL L. SPIESE, III         Director                        March 15, 2000
---------------------------     Vice President
Paul L. Spiese, III

/s/ JOSEPH F. WEIDERMAN         President, Chief Operating      March 15, 2000
---------------------------     Officer and Director
Joseph F. Weiderman

/s/ LARRY FALCON                Director                        March 16, 2000
---------------------------
Larry Falcon

/s/ JACOB I HAFT                Director                        March 20, 2000
---------------------------
Jacob I. Haft, M.D.

/s/ DR. IRVING KRAUT            Director                        March 16, 2000
---------------------------
Dr. Irving Kraut

/s/ JAY SEID                    Director                        March 16, 2000
---------------------------
Jay Seid

/S/ JOHN PAUL KIRWIN            Director                        March 16, 2000
---------------------------
John Paul Kirwin

/S/ FRANCIS E. WELLOCK, JR.     Chief Financial Officer
---------------------------     (Principal Financial and        March 15, 2000
Francis E. Wellock, Jr.         Accounting Officer)

                              BERGER HOLDINGS, LTD.

                                TABLE OF CONTENTS

                                                                  Page

Independent Auditors' Report                                    F 1 - F 2


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheets as of December 31, 1999 and 1998              F 3 - F 4

   Statements of Operations for the years ended
      December 31, 1999, 1998 and 1997                             F 5

   Statements of Stockholders' Equity for the years ended
      December 31, 1999, 1998 and 1997                             F 6

   Statements of Cash Flows as of
      December 31, 1999, 1998 and 1997                          F 7 - F 8

   Notes to Consolidated Financial Statements                   F 9 - F 22

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Berger Holdings, Ltd.
Feasterville, Pennsylvania

           We have audited the accompanying consolidated balance sheets of BERGER HOLDINGS, LTD. and subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The accompanying consolidated statements of operations, stockholders' equity, and cash flows of Berger Holdings, Ltd. as of and for the year ended December 31, 1997 were audited by other auditors whose report thereon dated February 13, 1998, expressed an unqualified opinion on those statements.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BERGER HOLDINGS, LTD. and subsidiary as of December 31, 1999 and 1998, and the results of their operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP

Philadelphia, Pennsylvania
February 21, 2000

                          INDEPENDENT AUDITOR'S REPORT

                                                               February 13, 1998


Stockholders and Board of Directors
Berger Holdings, Ltd. and Subsidiary
Feasterville, Pennsylvania

           We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of BERGER HOLDINGS, LTD. AND SUBSIDIARY as listed under Item 14(a)(1) of the Company's annual report on Form 10-K for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations, stockholders' equity and cash flows of BERGER HOLDINGS, LTD. AND SUBSIDIARY for the year ended December 31, 1997 in conformity with generally accepted accounting principles.


/s/ GOLDENBERG ROSENTHAL FRIEDLANDER
------------------------------------
Goldenberg Rosenthal Friedlander


Jenkintown, Pennsylvania

                                BERGER HOLDINGS, LTD.
                             CONSOLIDATED BALANCE SHEETS

                                                                       December 31
                                                               -------------------------
          ASSETS                                                   1999          1998
                                                               -----------   -----------
Current assets
          Cash and cash equivalents                            $   107,116   $   149,885
          Accounts receivable, net of allowance for doubtful
                accounts of $30,000 in 1999 and 1998             3,695,674     3,928,858
          Inventories                                            5,619,008     6,552,420
          Prepaid and other current assets                         542,307       283,744
          Deferred income taxes                                    370,760       484,000
                                                               -----------   -----------

          Total current assets                                  10,334,865    11,398,907

Property, plant and equipment, net                              10,796,886     9,789,015

Deferred income taxes                                            1,440,419     1,731,201

Other assets, net of accumulated amortization of
          $565,828 in 1999 and $287,205 in 1998                  3,134,457     4,342,283

Goodwill, net of accumulated amortization of
          $1,323,693 in 1999 and $918,704 in 1998                6,861,193     7,325,798
                                                               -----------   -----------

                                                               $32,567,820   $34,587,204
                                                               ===========   ===========

           See accompanying notes to consolidated financial statements

                              BERGER HOLDINGS, LTD.
                           CONSOLIDATED BALANCE SHEETS


                                                                         December 31
                                                                 ----------------------------
        LIABILITIES AND STOCKHOLDERS' EQUITY                         1999            1998
                                                                 ------------    ------------
Current liabilities
        Current maturities of long-term debt                     $  1,680,261    $  2,062,286
        Accounts payable                                            1,219,531         960,953
        Accrued expenses                                            1,334,052       1,141,933
                                                                 ------------    ------------

        Total current liabilities                                   4,233,844       4,165,172

Long-term debt                                                     16,388,606      14,560,307

Redeemable common stock, 125,000 shares                               500,000         500,000

Commitments and contingencies                                              --              --

Stockholders' equity
        Preferred stock, $.01 par value
              Authorized 5,000,000 shares
              Issued and outstanding 40,000 shares of series A
                   Convertible preferred stock ($4,000,000
                   liquidation value) in 1998                              --             400
        Common stock, $.01 par value
              Authorized 20,000,000 shares
              Issued and outstanding 5,489,736 shares in 1999
                                  and 5,301,330 shares in 1998         54,897          53,013
        Additional paid-in capital                                 17,168,980      21,114,214
        Accumulated deficit                                        (4,941,189)     (5,322,986)
                                                                 ------------    ------------
                                                                   12,282,688      15,844,641

        Less common stock subscribed                                 (482,916)       (482,916)
        Less 124,400 common shares of treasury stock, at cost        (354,402)             --

        Total stockholders' equity                                 11,445,370      15,361,725
                                                                 ------------    ------------

                                                                 $ 32,567,820    $ 34,587,204
                                                                 ============    ============

           See accompanying notes to consolidated financial statements

                              BERGER HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           Year Ended December 31
                                               --------------------------------------------

                                                   1999            1998           1997
                                               ------------    ------------    ------------

Net sales                                      $ 39,966,301    $ 35,608,309    $ 20,748,017

Cost of sales                                    32,094,414      28,791,521      16,196,776
                                               ------------    ------------    ------------

Gross profit                                      7,871,887       6,816,788       4,551,241

Selling, administrative and general expenses      5,220,853       4,625,043       2,963,614
                                               ------------    ------------    ------------

Income from operations                            2,651,034       2,191,745       1,587,627

Interest expense                                 (1,852,088)     (1,284,761)       (581,624)

Other income, net                                    24,517         136,643          14,374
                                               ------------    ------------    ------------

Income before income tax (benefit) and
         preferred stock dividend                   823,463       1,043,627       1,020,377

Provision for income tax (benefit)                  441,666        (647,201)     (1,000,000)
                                               ------------    ------------    ------------

Income before preferred stock dividend              381,797       1,690,828       2,020,377

Preferred stock dividend                                 --         400,000              --
                                               ------------    ------------    ------------

Net income available to common stockholders    $    381,797    $  1,290,828    $  2,020,377
                                               ============    ============    ============

Basic earnings per share                       $       0.07    $       0.24    $       0.40
                                               ============    ============    ============

Dilutued earnings per share                    $       0.07    $       0.22    $       0.31
                                               ============    ============    ============

           See accompanying notes to consolidated financial statements

                              BERGER HOLDINGS, LTD.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                      Series A Convertible
                                                         Preferred Stock                 Common Stock
                                                    ------------------------    ---------------------------
                                                                                                                Additional
                                                     Number                        Number                         Paid-in
                                                    of Shares      Amount        of Shares         Amount         Capital
                                                    ---------    -----------    -----------    ------------    ------------

Balance, January 1, 1997                                   --             --      4,858,150    $     48,581    $ 16,753,862

Issuance of 25,000 shares of
     Series A convertible preferred stock              25,000    $       250             --              --       2,254,123

Common shares issued                                       --             --        182,500           1,825         330,363

Warrants exercised at $.90 per share                       --             --         70,000             700          62,300

Warrants exercised at $1.00 per share                      --             --        110,000           1,100         108,900

Stock based compensation                                   --             --             --              --          38,700

Exercise of 8,500 stock options                            --             --          8,500              85          14,790

Retired shares and common stock subscribed                 --             --           (177)             (2)           (576)

Net income available to common stockholders                --             --             --              --              --
                                                    ---------    -----------    -----------    ------------    ------------

Balance, December 31, 1997                             25,000    $       250      5,228,973    $     52,289    $ 19,562,462

Issuance of 15,000 shares of
     Series A convertible preferred stock              15,000            150             --              --       1,443,040

Exercise of 72,357 stock options                           --             --         72,357             724         108,712

Reduction of common stock subscribed                       --             --             --              --              --

Net income before preferred stock dividend                 --             --             --              --              --

Preferred stock dividend                                   --             --             --              --              --
                                                    ---------    -----------    -----------    ------------    ------------

Balance, December 31, 1998                             40,000    $       400      5,301,330    $     53,013    $ 21,114,214

Conversion of preferred shares to debt                (40,000)          (400)            --              --      (3,999,600)

Exercise of 188,406 stock options                          --             --        188,406           1,884          54,366

Net income                                                 --             --             --              --              --

Purchase of 124,400 shares treasury stock, at cost         --             --             --              --              --
                                                    ---------    -----------    -----------    ------------    ------------

                                                           --    $        --      5,489,736    $     54,897    $ 17,168,980
                                                    =========    ===========    ===========    ============    ============

                                                                                                   Common Stock
                                                                        Treasury Stock              Subscribed
                                                                    ----------------------    ----------------------

                                                     Accumulated      Number                   Number
                                                       Deficit      of Shares      Amount     of Shares      Amount
                                                     -----------    ---------    ---------    ---------    ---------

Balance, January 1, 1997                             $(8,634,191)          --           --      370,833    $ 512,916

Issuance of 25,000 shares of
     Series A convertible preferred stock                     --           --           --           --           --

Common shares issued                                          --           --           --           --           --

Warrants exercised at $.90 per share                          --           --           --           --           --

Warrants exercised at $1.00 per share                         --           --           --           --           --

Stock based compensation                                      --           --           --           --           --

Exercise of 8,500 stock options                               --           --           --           --           --

Retired shares and common stock subscribed                    --           --           --       (3,333)      (5,000)

Net income available to common stockholders            2,020,377           --           --           --           --
                                                     -----------    ---------    ---------    ---------    ---------

Balance, December 31, 1997                           $(6,613,814)          --           --      367,500    $ 507,916

Issuance of 15,000 shares of
     Series A convertible preferred stock                     --           --           --           --           --

Exercise of 72,357 stock options                              --           --           --           --           --

Reduction of common stock subscribed                          --           --           --      (20,000)     (25,000)

Net income before preferred stock dividend             1,690,828           --           --           --           --

Preferred stock dividend                                (400,000)          --           --           --           --
                                                     -----------    ---------    ---------    ---------    ---------

Balance, December 31, 1998                           $(5,322,986)          --           --      347,500    $ 482,916

Conversion of preferred shares to debt                        --           --           --           --           --

Exercise of 188,406 stock options                             --           --           --           --           --

Net income                                               381,797           --           --           --           --

Purchase of 124,400 shares treasury stock, at cost            --      124,400    $(354,402)          --           --
                                                     -----------    ---------    ---------    ---------    ---------

                                                     $(4,941,189)     124,400    $(354,402)     347,500    $ 482,916
                                                     ===========    =========    =========    =========    =========

           See accompanying notes to consolidated financial statements

                              BERGER HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Year Ended December 31
                                                                   ------------------------------------------

                                                                      1999           1998            1997
                                                                   -----------    ------------    -----------

Cash flows from operating activities
         Net income before preferred stock dividend                $   381,797    $  1,690,828    $ 2,020,377
         Adjustments to reconcile net income to net cash
                provided by (used in) operating activities
                       Deferred income taxes                           404,022        (647,201)    (1,000,000)
                       Depreciation and amortization                 1,973,240       1,645,673        847,189
                       Decrease in accounts receivable allowance            --         (13,000)            --
                       Decrease in inventory reserve                  (100,000)             --             --
         Change in operating assets and liabilities, excluding
                acquisitions

                       Accounts receivable                             233,184        (726,341)         5,577
                       Inventories                                   1,033,412        (189,212)      (459,116)
                       Other current and long-term assets             (559,697)       (851,572)    (1,923,971)
                       Accounts payable                                258,578         709,860        140,226
                       Accrued expenses                                192,119         679,911        (95,199)
                                                                   -----------    ------------    -----------

Net cash provided by (used in) operating activities                  3,816,655       2,298,946       (464,917)
                                                                   -----------    ------------    -----------


Cash flows from investing activities
         Acquisition of companies, net of cash acquired                     --     (13,675,401)      (900,618)
         Acquisition of property and equipment,
                net of retirements                                  (1,165,314)     (2,381,810)      (652,715)
                                                                   -----------    ------------    -----------

         Net cash used in investing activities                      (1,165,314)    (16,057,211)    (1,553,333)
                                                                   -----------    ------------    -----------

Cash flows from financing activities
         Dividends paid                                                     --        (400,000)            --
         Net proceeds (repayments) from working capital line          (792,707)      5,176,618       (126,781)
         Net proceeds (repayments) from equipment term loan           (531,996)      1,186,668      1,037,268
         Proceeds from long-term debt                                2,380,539       4,020,986      3,012,732
         Loan and mortgage repayments                               (3,451,794)     (2,064,945)    (1,347,889)
         Proceeds from issuance of stock, private placements,
                stock warrants and stock options                        56,250       1,634,286      2,820,370
         Costs of raising capital                                           --         (56,810)      (202,812)
         Repurchase of common stock                                   (354,402)             --             --
                                                                   -----------    ------------    -----------

Net cash (used in) provided by financing activities                 (2,694,110)      9,496,803      5,192,888
                                                                   -----------    ------------    -----------

Net increase (decrease) in cash                                        (42,769)     (4,261,462)     3,174,638

Cash and cash equivalents, beginning of year                           149,885       4,411,347      1,236,709
                                                                   -----------    ------------    -----------

Cash and cash equivalents, end of year                             $   107,116    $    149,885    $ 4,411,347
                                                                   ===========    ============    ===========

           See accompanying notes to consolidated financial statements

                              BERGER HOLDINGS, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(continued)

                                                               Year Ended December 31
                                                         ----------------------------------

                                                            1999         1998        1997
                                                         ----------   ----------   --------
SUPPLEMENTAL DISCLOSURE OF CASH
         FLOW INFORMATION

                Cash paid during the year for interest   $1,852,000   $1,285,000   $582,000

                Cash paid during the year for taxes      $   37,337   $   23,890   $ 34,119
                                                         ==========   ==========   ========

         The Company entered into capital leases aggregating $380,539, $520,986, and $27,417 in the years 1999, 1998, and 1997, respectively.


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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION

                      The financial statements include the accounts of the Company and its wholly-owned subsidiary, Berger Financial Corporation and Berger Bros Company. All significant intercompany transactions and balances have been eliminated.

           CASH AND CASH EQUIVALENTS

                      Cash and cash equivalents consist of all highly liquid instruments with original maturities of three months or less.

           PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

                      Property and equipment are carried at cost. Depreciation is computed by straight-line and accelerated methods using estimated useful lives of 5 to 39 years for buildings and improvements and 3 to 15 years for machinery and equipment. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations.

           OTHER ASSETS

                      Costs and payments pursuant to noncompetition arrangements entered into in connection with business acquisitions are amortized over the terms of the arrangements. Other intangibles include patents, capitalized acquisition costs and acquired customer lists or markets. Costs related to start-up activities and organization costs are expensed as incurred. All intangibles are being amortized by the straight-line method over periods not exceeding 15 years. The Company assesses the recoverability of intangibles by determining whether the amortization of the asset balance can be recovered through projected undiscounted cash flows over its remaining life.

           GOODWILL

                      Goodwill is amortized using the straight-line method over 10-25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over the remaining life can be recovered through projected undiscounted future cash flows. The amount of the impairment, if any, is

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or fair value of the asset, where appropriate. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

           REVENUE RECOGNITION

                      The Company records revenues on its products when goods are shipped.

           INCOME TAXES

                      Income taxes are accounted for under the asset and liability method. The Company accounts for the recognition of deferred tax assets and liabilities based on the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred income taxes result from temporary differences, which consist of different tax bases for assets and liabilities than their reported amounts in the financial statements. Such differences result in recognition of income or expense in different years for tax and financial statement purposes. Deferred tax assets are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

           EARNINGS PER SHARE

                      Basic earnings per share are computed by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings.

           SEGMENT DISCLOSURES

                      The Company has one operating segment, which is engaged in the production of aluminum, galvanized steel, painted steel and copper roof drainage products. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.

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

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

                IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF

                      The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

3.    ACQUISITIONS

                      On December 7, 1998, the Company acquired certain assets of Sheet Metal Manufacturing Co., Inc. (Sheet Metal), a manufacturer of roof drainage products. The purchase price consisted of $3,675,401 in cash and a note payable of $708,833. The acquisition was funded by credit facility and equipment term loan in an aggregate amount of $4,063,093. This acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight-line basis over 25 years.

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

                      The following table presents the unaudited proforma results of operations as if the acquisition of Obdyke and Sheet Metal had occurred at the beginning of each respective period presented after giving effect to certain adjustments, including amortization of goodwill and increased interest expense. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or results which may occur in the future.

                              BERGER HOLDINGS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    ACQUISITIONS (continued)

                                                     Year Ended December 31,
                                                              1998
                                                          -----------

               Net Sales                                  $46,600,000
                                                          -----------

               Net Income                                 $ 1,800,000
                                                          -----------

               Earnings Per Share

                    Basic                                 $       .34
                                                          ===========
                    Diluted                               $       .29
                                                          ===========

4.    INVENTORIES

                      Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method ("FIFO").

                      As of December 31, 1999 and 1998, inventories consist of the following:

                                           1999             1998
                                       -----------      -----------

  Raw materials                        $ 3,561,537      $ 3,951,194
  Finished goods                         2,008,856        2,624,451
  Packaging materials and supplies          94,615          122,775
  Less provision for obsolescence          (46,000)        (146,000)
                                       -----------      -----------

                                       $ 5,619,008      $ 6,552,420
                                       ===========      ===========

5.    PROPERTY AND EQUIPMENT

                      As of December 31, 1999 and 1998, property and equipment consists of the following:

                                        1999            1998
                                    -----------     -----------

  Land                              $   485,000     $   485,000
  Building                            5,497,197       5,347,021
  Machinery                           8,105,217       6,560,651
  Furniture and fixtures              1,463,725       1,236,825
  Trucks and autos                      966,120         824,516
  Dies                                1,098,502       1,044,231
  Leasehold improvements              1,522,661       1,392,264
                                    -----------     -----------
                                     19,138,422      16,890,508

  Less accumulated depreciation       8,341,536       7,101,493
                                    -----------     -----------

                                    $10,796,886     $ 9,789,015
                                    ===========     ===========

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    PROPERTY AND EQUIPMENT (continued)

                      Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1,289,357, $1,022,569 and $690,786, respectively.

                      Total cost of machinery under capital leases included above as of December 31, 1999 and 1998 was $1,030,104 and $649,796,
      respectively. Accumulated depreciation for machinery under capital leases included above as of December 31, 1999 and 1998 was $280,579 and $109,103, respectively.

6.    OTHER ASSETS

                      As of December 31, 1999 and 1998, other assets consist of the following:

                                          1999           1998
                                       ----------     ----------
Patents and customer lists, net        $1,377,866     $1,489,124
Non-compete agreements, net             1,161,905      1,252,381
Capitalized acquisition costs, net        594,686        543,248
Equipment deposits and other                   --      1,057,530
                                       ----------     ----------

                                       $3,134,457     $4,342,283
                                       ==========     ==========

                              BERGER HOLDINGS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    LONG-TERM DEBT

                      As of December 31, 1999 and 1998, long-term debt consisted of the following:

                                                         1999          1998
                                                     -----------   -----------

$9,500,000 revolving line-of-credit expiring in
     January, 2003. Interest is due monthly at
     prime less 1/2% (prime was 8.5% as of
     December 31, 1999). This line is
     collateralized by 85% of eligible accounts
     receivable, 50% of eligible inventory, and
     any remaining uncollateralized property
     and equipment                                   $ 5,831,587   $ 6,624,294

10.0% subordinated debentures, due January 2,
     2004, interest is payable quarterly
     commencing February 1, 1998 through maturity
     As of January 1, 1999, these debentures were
     issued in exchange for Series A convertible
     preferred stock                                   4,000,000            --

Mortgage note payable, principal and interest
     (7.25%) due in monthly payments of
     approximately $27,400 through March, 2008
     with a balloon of $1,431,391 due then             2,824,461     2,943,589

Term loan, payable in 33 monthly installments of
     $60,606 plus interest at prime less 1/2%
     through December, 2002. This loan is
     uncollateralized                                  2,000,000            --

Term loan, payable in 24 monthly installments of
     $44,333 plus interest at prime less 1/2%
     through January 2002, and a balloon payment
     of $804,012 due in January, 2002. This loan
     is collateralized by machinery and equipment      1,868,004     2,400,000

Capital leases, due in monthly installments of
     approximately $15,931, including interest,
     ranging from 2.90% to 18.0% through 2004;
     collateralized by certain equipment                 765,542       542,771

12.25% subordinated debenture, due January 2,
     2004, 2004, interest is payable quarterly
     commencing February 1, 1998 through
     maturity                                            500,000     2,500,000

Notes payable in connection with various
     acquisitions of assets. Due in quarterly
     installments of $279,273 plus interest at
     9.5% and 8.75%, respectively, through
     March 1, 2000                                       279,273     1,611,939
                                                     -----------   -----------
                                                      18,068,867    16,622,593

     Less current maturities                           1,680,261     2,062,286
                                                     -----------   -----------

                                                     $16,388,606   $14,560,307
                                                     ===========   ===========

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    LONG-TERM DEBT (continued)

                      The 12.25% subordinated debenture (12.25% debenture) matures on January 2, 2004. The interest rate on the 12.25% debenture will increase on January 2, 2002 from 12.25% to 19.25%. The interest rate will decrease on January 3, 2003 to 14% until maturity.

                      Scheduled annual maturities of long-term debt as of December 31, 1999 are as follows:

          Year Ending December 31
          -----------------------

                    2000                                $ 1,680,261
                    2001                                  1,579,888
                    2002                                  1,854,943
                    2003                                 10,140,528
                    2004                                    732,529
                 Thereafter                               2,080,718
                                                        -----------
                                                        $18,068,867
                                                        ===========

                      Scheduled annual maturities of capital leases as of December 31, 1999 are as follows:

          Year Ending December 31
          -----------------------

                    2000                                  $ 195,481
                    2001                                    182,963
                    2002                                    175,684
                    2003                                    149,875
                    2004                                     61,539
                 Thereafter                                  -
                                                          ---------
                                                          $ 765,542
                                                          =========

8.    ACCRUED EXPENSES

                      As of December 31, 1999 and 1998, accrued expenses consist of the following:

                                      1999           1998
                                   ----------     ----------
  Payroll and related expenses     $  120,365     $  133,073
  Accrued customer rebates            573,796        470,000
  Other accrued expenses              639,891        538,860
                                   ----------     ----------

  Total accrued expenses           $1,334,052     $1,141,933
                                   ==========     ==========

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       INCOME TAXES

                      The sources of temporary differences and the tax effect of each as of December 31, 1999 and 1998 as follows:

                                         1999           1998
                                     -----------    -----------

  Inventory reserves                 $    17,250    $    18,400
  Net operating loss carryforwards     1,941,533      2,114,768
  Depreciation and other                (147,604)        82,033
                                     -----------    -----------

      Total net deferred tax asset   $ 1,811,179    $ 2,215,201
                                     ===========    ===========

                      The valuation allowance decreased by $1,023,804 during the year ended December 31, 1998.

                      The net deferred asset has been recognized on the balance sheet as follows:

                                 December 31
                         -------------------------
                            1999           1998
                         ----------     ----------

  Current portion        $  370,760     $  484,000
  Noncurrent portion      1,440,419      1,731,201
                         ----------     ----------

                         $1,811,179     $2,215,201
                         ==========     ==========

                      As of December 31, 1999, the Company had net operating loss carryforwards of approximately $5,560,000, expiring through 2010. In addition, investment tax credits of approximately $5,000 are available to apply against future income taxes, if any, and expire in 2000.

                      Provision for income taxes for 1999, 1998 and 1997 were as follows:

                                         1999         1998           1997
                                     -----------   -----------    -----------

Current federal tax expense          $    13,467   $    15,000    $    20,000
Current state tax expense                 24,177        53,000          7,000
Deferred tax expense                     404,022       308,603        360,905
Valuation allowance reduction                 --    (1,023,804)    (1,387,905)
                                     -----------   -----------    -----------

Provision for income tax (benefit)   $   441,666   ($  647,201)   ($1,000,000)
                                     ===========   ===========    ===========

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    INCOME TAXES (Continued)

                      Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were.

                                                     Years Ended December 31,
                                                     1999      1998     1997
                                                    ------    ------   ------

           Taxes at U.S. Federal statutory rate      34.0%     34.0%     34.0%
           State income taxes,
                net of federal benefit                3.52%     3.35%     0.0%
           Other, net                                 6.64%    (1.26%)    1.0%
           Permanent differences and
                valuation allowance reduction         9.47%   (98.1%)  (133.0%)
                                                    ------    ------   ------
                                                     53.63%   (62.01%)  (98.0%)
                                                    ======    ======   ======

                      Certain gains which were recognized as a result of the Company's emergence from bankruptcy are not considered taxable income for either federal or state purposes. Additionally, gains recognized from exchanging debt for common stock are not considered taxable income. However, these gains reduce prior years' net operating loss carryforwards.

                      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, along with reasonable and prudent tax planning strategies and the expiration dates of carryforwards, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 1999.

10.   REDEEMABLE COMMON STOCK

                      During 1998, the Company issued 125,000 shares of common stock valued at $500,000 in connection with the acquisition of the roof drainage manufacturing segment of Benjamin Obdyke, Inc. In conjunction with the transaction, the Company entered into a repurchase agreement whereby the holder of the common stock has the option to require the Company to repurchase the stock at $4.00. These shares have been classified as redeemable common stock in the consolidated financial statements.

                      On January 21, 2000, the holder of the redeemable common stock exercised their option to receive cash proceeds of $500,000. The Company arranged for the sale of the 125,000 shares of redeemable common stock at $2.25 per share to an unrelated third party. The remaining $226,254, including transfer fees, was paid by the Company.

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   EARNINGS PER SHARE

                      Basic and diluted earnings per share for the years 1999 through 1997 are as follows:

                                             1999         1998         1997
                                          ----------   ----------   ----------

    Basic earnings per share
        Net income available to
            common stockholders           $  381,797   $1,290,828   $2,020,377
                                          ----------   ----------   ----------

        Weighted average common
            shares outstanding             5,483,726    5,367,546    5,057,828
                                          ----------   ----------   ----------

    Basic earnings per share              $     0.07   $     0.24   $     0.40
                                          ==========   ==========   ==========
  Diluted earnings per share
       Income before preferred
            stock dividend                $  381,797   $1,690,828   $2,020,377
                                          ----------   ----------   ----------
      Weighted average common
         shares outstanding                5,483,726    5,367,546    5,057,828

      Add:  effect of vested and non-
         vested dilutive securities          956,293    1,214,442    1,500,498
      Add:  effect of convertible
         preferred shares                    941,177      941,177        1,612
                                          ----------   ----------   ----------
                                           7,381,196    7,523,165    6,559,937
                                          ==========   ==========   ==========

  Diluted earnings per share              $     0.07   $     0.22   $     0.31
                                          ==========   ==========   ==========

                      Stock equivalents which were exercisable at prices greater than the average market price of the common shares during the year have been excluded from the computation since the effect would be anti-dilutive. As of December 31, 1999, there were 538,350 options meeting this criterion.

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTIONS

                      Under various plans, the Company may grant stock options to key executives, directors, management personnel, other employees and consultants. Transactions under the various stock option plans for the period indicated were as follows:

                                                     Wtd. Avg.                        Wtd. Avg.                        Wtd. Avg.
                                        1999           Price           1998             Price            1997            Price
                                    -------------- -------------- ----------------  --------------  ---------------- --------------
  Outstanding as of beginning
       of year                         2,341,450      $ 1.73           2,449,248       $ 1.71            2,261,998      $ 1.55

  Options granted                         37,400      $ 2.25               -                               195,750      $ 3.41

  Options exercised or canceled           (3,500)     $ 1.78            (107,798)      $ 1.51               (8,500)     $ 1.75
                                       ---------                       ---------                         ---------

  Outstanding as of December 31        2,375,350      $ 1.75           2,341,450       $ 1.73            2,449,248      $ 1.71
                                       =========                       =========                         =========

  Exercisable as of December 31        1,890,350      $ 1.76           1,341,450       $ 1.76            1,179,248      $ 1.81
                                       =========                       =========                         =========

                The following table summarizes information about stock options outstanding as of December 31, 1999:

                                        Weighted
                                         Average
                        Number          Remaining         Weighted                           Weighted
   Range of               Of            Years of           Average            Number          Average
   Exercise             Options        Contractual        Exercise          Of Options       Exercise
     Price            Outstanding         Life              Price           Exercisable        Price
-----------------   ---------------  -----------------  ---------------   ---------------  ---------------
    $1.00-$2.99           2,177,000             8.33            $1.58           1,712,000          $1.58
    $3.00-$3.99             168,350             6.30            $3.39             148,350          $3.37
    $4.00-$4.55              30,000             3.00            $4.55              30,000          $4.55
                    ---------------                                       ---------------

                          2,375,350                                             1,890,350
                    ===============                                       ===============

                      The Company did not recognize compensation costs for stock based compensation awards in 1999, 1998 and 1997. The Company accounts for such compensation under the provisions of Accounting Principles Board Opinion No. 25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards granted in 1999 and 1998 consistent with SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), there would have been no change to income available to common shareholders or earnings per share.

                      The fair value of the options granted in 1997 used to compute pro forma net income and earnings per share disclosures is the estimated present value at the grant date

                              BERGER HOLDINGS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   STOCK OPTIONS (continued)

      using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield 0%; expected volatility of 29% in 1997, a risk free interest rate of 6.2% in 1997; and it is expected that the options will be exercised immediately upon vesting.

13.   COMMON STOCK AND WARRANTS

                      In January, 1998 the Company issued 50,000 warrants to the previous owners of Obdyke's metal division at an exercise price of $4.42. The warrants are immediately exercisable and will expire two years from the date of issuance. These warrants expired on January 2, 2000.

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

                      Effective as of January 1, 1999, the Company entered into an agreement pursuant to which the 40,000 shares of Series A Preferred Stock were exchanged for 10% Subordinated Convertible Debentures (10% debentures) due January 2, 2004. The 10% debentures are convertible at any time into 23.53 common shares for each $100 of 10% debentures outstanding on the conversion date subject to specified anti-dilution adjustments. The subordinated convertible debentures are pre-payable only when the Company's common stock trades above $9.00 per share for 10 consecutive days.

                      Simultaneously with the exchange of the Series A Preferred Stock, the Company extended the exercise date on 300,000 common stock warrants from January 2, 2003 to December 31, 2003.

                      As of December 31, 1999, total outstanding warrants were 300,000. The exercise price of these warrants is $4.25 and expire on December 31, 2003.

                      Stock warrant transactions are summarized as follows:

                                            Stock           Wt Avg Price
                                          Warrants          per Warrant
                                          --------          -----------

  Outstanding, January 1, 1998             375,000           $   1.53
      Issued                               350,000               4.27
                                          --------           --------

  Outstanding, December 31, 1998           725,000               2.86
      Exercised and expired               (425,000)              1.87
                                          --------           --------

  Outstanding, December 31, 1999           300,000           $   4.25
                                          ========           ========

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.   COMMON STOCK AND WARRANTS (Continued)

                      At December 31, 1999, $482,916 is due from officers for stock subscribed, relating to loans for the exercise of options and the purchase of stock.

14.   COMMITMENTS AND CONTINGENCIES

                      The Company leases certain real property and equipment under noncancellable operating leases. Under certain leasing arrangements, the Company pays property taxes, insurance and maintenance related to the leased property. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $833,464, $614,077 and $185,000, respectively. As of December 31, 1999, minimum rental commitments under long-term, noncancellable operating leases are as follows:

      Year Ending December 31
      -----------------------

                 2000                         $  812,690
                 2001                            822,616
                 2002                            805,746
                 2003                            416,214
                 2004                            160,164
              Thereafter                          80,082
                                              ----------

                                              $3,097,512
                                              ==========

                      The Company's current involvement in legal proceedings are those which arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial position, results of operation, or liquidity of the Company.

                      The Company participates in a multi-employer pension plan covering substantially all of its union employees. The union employees comprise 68% of the Company's workforce, which are represented by two unions. The Company makes monthly payments as required into the multi-employer plan trust established for union employees. Under the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plan's unfunded vested benefits liability. The Company's share of the unfunded liability related to Local 107 Multi-Employer Pension Plan, is approximately $60,000. The Company's share of the unfunded liability related to Local 169's Multi-Employer Pension Plan is approximately $500,000. The Company's union agreements expire on December 31, 2001.

15.   CONCENTRATION OF CREDIT RISK ARISING FROM CASH DEPOSITS

                      The Company maintains cash balances at a financial institution located in the Delaware Valley area. The accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the year, the Company's cash balances periodically exceed the insured limit.

                              BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

           Long-Term Debt

                      The fair value of the Company's long-term debt is estimated based on the current rates available to the Company for debt of the same remaining maturities. As of December 31, 1999, the carrying value of this debt, aggregating $18,068,867 approximates the fair value.

17.   SUPPLEMENTARY INFORMATION (UNAUDITED)

                      This table summarizes the unaudited results of operations for each quarter of 1999 and 1998.

                                     First         Second         Third        Fourth          Total
                                     -----         ------         -----        ------          -----
1999
Net Sales                         $ 8,207,982    $11,091,149   $10,786,635   $ 9,880,535    $39,966,301
Operating income                      397,849      1,246,186       788,807       218,192      2,651,034
Income (loss) available to
common stockholders                   (46,497)       505,061       210,567      (287,334)       381,797
Basic earnings (loss)
        per share                 $     (0.01)   $      0.09   $      0.04   $     (0.05)   $      0.07
Diluted earnings (loss)
        per share                 $     (0.01)   $      0.08   $      0.04   $     (0.05)   $      0.07

                                     FIRST         SECOND         THIRD        FOURTH          TOTAL
                                     -----         ------         -----        ------          -----
1998
Net Sales                         $ 7,014,455    $ 9,739,325   $10,273,223   $ 8,581,306    $35,608,309
Operating income                      135,293        872,838       976,183       207,431      2,191,745
Income (loss) available to
common stockholders                  (153,511)       453,123       494,557       496,659      1,290,828
Basic earnings (loss)
        per share                 $     (0.03)   $      0.08   $      0.09   $      0.10    $      0.24
Diluted earnings (loss)
        per share                 $     (0.03)   $      0.07   $      0.08   $      0.10    $      0.22