Form 10-Q
period 2000-03-31
BERGER HOLDINGS LTD
filed 2000-05-15
CIK 706777

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

     (Mark One)
          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      or

          _    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number 0-12362

                             Berger Holdings, Ltd.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                     Pennsylvania                       23-2160077
       ----------------------------------------------------------------
             (State or Other Jurisdiction          (I.R.S. Employer
          of Incorporation or Organization)     Identification Number)

         805 Pennsylvania Boulevard, Feasterville, PA           19053
       -----------------------------------------------------------------
       (Address of Principal Executive Offices)              (Zip Code)

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

        As of May 12, 2000, the Registrant had outstanding 5,614,736 shares of its common stock, par value $0.01 per share (the "Common Stock").

                             BERGER HOLDINGS, LTD.

INDEX                                                                 Page

PART I    FINANCIAL INFORMATION

      Item 1.  Condensed Consolidated Balance
               Sheets at March 31, 2000 and
               December 31, 1999                                         3

               Condensed Consolidated Statements of
               Operations for the three month periods
               ended March 31, 2000 and 1999                             4

               Condensed Consolidated Statements
               of Cash Flows for the three month periods
               ended March 31, 2000 and 1999                             5

               Notes to Condensed Consolidated
               Financial Statements                                      6

      Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                 7

      Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                         9

PART II   OTHER INFORMATION

      Item 1.  Legal Proceedings                                        10

      Item 2.  Changes in Securities and Use of Proceeds                10

      Item 3.  Defaults Upon Senior Securities                          10

      Item 4.  Submission of Matters to a Vote of
               Security Holders                                         10

      Item 5.  Other Information                                        10

      Item 6.  Exhibits and Reports on Form 8-K                         10

SIGNATURES                                                              11

                             BERGER HOLDINGS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      March 31,                December 31,
                             ASSETS                                                     2000                      1999
                                                                                     (unaudited)
                                                                                    -------------             -------------
 Current assets
    Cash and cash equivalents                                                       $     123,054             $     107,116
    Accounts receivable, net of allowance for
     doubtful accounts of $30,000 in 2000 and 1999                                      4,277,966                 3,695,674
    Inventories (Note 2)                                                                6,391,001                 5,619,008
    Prepaid and other current assets                                                      532,295                   542,307
    Deferred income taxes                                                                 370,760                   370,760
                                                                                    -------------             -------------

   Total current assets                                                                11,695,076                10,334,865

    Property, plant and equipment, net                                                 10,982,974                10,796,886
    Deferred income taxes                                                               1,394,459                 1,440,419
    Other assets, net                                                                   3,075,812                 3,134,457
    Goodwill, net                                                                       8,697,960                 6,861,193
                                                                                    -------------             -------------

    Total assets                                                                    $  35,846,281             $  32,567,820
                                                                                    =============             =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities
    Current maturities of long term debt                                            $   1,612,520             $   1,680,261
    Accounts payable                                                                    2,967,821                 1,219,531
    Accrued expenses                                                                    1,435,105                 1,334,052
                                                                                    -------------             -------------

    Total current liabilities                                                           6,015,446                 4,233,844

 Long term debt                                                                        18,144,935                16,388,606
 Redeemable common stock, 125,000 shares                                                        -                   500,000

 Stockholders' equity
    Common stock $.01 par value
      Authorized 20,000,000 shares
      Issued and outstanding 5,614,736 shares in 2000
          and 5,489,736 shares in 1999                                                     56,147                    54,897
     Additional paid-in-capital                                                        17,441,476                17,168,980
     Accumulated deficit                                                               (4,891,384)               (4,941,189)
                                                                                    -------------             -------------

                                                                                       12,606,239                12,282,688

     Less common stock subscribed                                                        (482,916)                 (482,916)
     Less treasury stock at cost (Note 4)
       158,400 shares in 2000
       124,400 shares in 1999                                                            (437,423)                 (354,402)
                                                                                    -------------             -------------

    Total stockholders' equity                                                         11,685,900                11,445,370
                                                                                    -------------             -------------

    Total liabilities and stockholders' equity                                      $  35,846,281             $  32,567,820
                                                                                    =============             =============

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                                                         Three Months Ended March 31,
                                                                                        2000                       1999
                                                                                    -------------             -------------
Net sales                                                                           $   8,874,487             $   8,207,982

Cost of sales                                                                           7,110,154                 6,608,654
                                                                                    -------------             -------------

     Gross profit                                                                       1,764,333                 1,599,328

Selling, administrative and general expenses                                            1,266,769                 1,201,479
                                                                                    -------------             -------------

     Income from operations                                                               497,564                   397,849

Interest expense                                                                         (399,747)                 (473,773)

Other (expenses) income, net                                                               (2,052)                    3,427
                                                                                    -------------             -------------

     Income (loss) before income tax (benefit)                                             95,765                   (72,497)

Provision for income tax (benefit) (Note 3)                                                45,960                   (26,000)
                                                                                    -------------             -------------

     Net income (loss) available to common stockholders                             $      49,805             $     (46,497)
                                                                                    =============             =============

Basic earnings per share                                                            $        0.01             $       (0.01)
                                                                                    =============             =============

Weighted average common shares outstanding                                              5,456,138                 5,507,705
                                                                                    =============             =============

Diluted earnings per share                                                          $        0.01             $       (0.01)
                                                                                    =============             =============

     Weighted average common shares outstanding                                         5,456,138                 5,507,705
     Add: effect of vested and non-vested dilutive securities                             790,627                 1,148,160
     Add: effect of convertible debt and preferred stock                                  941,177                   941,177
                                                                                    -------------             -------------

Diluted weighted average common shares outstanding                                      7,187,942                 7,597,042
                                                                                    =============             =============

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                       Three Months Ended March 31,
                                                                                         1999                1998
                                                                                    -------------       -------------
Cash flows from operating activities
     Net income (loss)                                                              $      49,805       $     (46,497)

     Adjustments to reconcile net income to net cash provided by (used in) operating activities

         Deferred income tax                                                               45,960             (26,000)
         Depreciation and amortization                                                    489,989             472,181
     Change in operating assets and liabilities, excluding acquisitions
         Accounts receivable                                                             (385,665)            142,102
         Inventories                                                                     (545,252)            229,810
         Other current and long-term assets                                                38,275            (179,461)
         Accounts payable and accrued expenses                                          1,469,033             458,675
                                                                                    -------------       -------------

Net cash provided by operating activities                                               1,162,145           1,050,810
                                                                                    -------------       -------------

Cash flows from investing activities
     Acquisition of companies, net of cash acquired                                    (2,202,585)                  -
     Acquisition of property and equipment, net of retirements                           (314,159)           (344,863)
                                                                                    -------------       -------------

Net cash used in investing activities                                                  (2,516,744)           (344,863)
                                                                                    -------------       -------------

Cash flows from financing activities
     Net proceeds (repayments) working capital line                                     1,389,020             (48,230)
     Net proceeds (repayments) equipment term loan                                         31,736            (132,999)
     Proceeds from long term debt                                                         620,618               9,028
     Repayments of long term debt                                                        (361,562)           (421,109)
     Net payment for redeemable common stock                                             (226,254)                  -
     Repurchase of common stock                                                           (83,021)                  -
                                                                                    -------------       -------------

Net cash provided by (used in) financing activities                                     1,370,537            (593,310)
                                                                                    -------------       -------------

Net increase (decrease) in cash                                                            15,938             112,637

Cash, beginning of period                                                                 107,116             149,885
                                                                                    -------------       -------------

Cash, end of period                                                                 $     123,054       $     262,522
                                                                                    =============       =============

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                            $     399,747       $     473,773
                                                                                    =============       =============

                    BERGER HOLDINGS, LTD. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements


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

     The financial statements include the accounts of the Company and its two wholly owned subsidiaries, Berger Financial Corporation ("Financial") and Financial's wholly owned subsidiary, Berger Bros Company, and the newly acquired subsidiary, CopperCraft, Inc. All intercompany transactions and balances have been eliminated.


Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

     Components of inventories at March 31, 2000 and December 31, 1999 consisted of the following:


                                               March 31,         December 31,
                                                 2000                1999
                                             -------------      ---------------

Raw materials net of provision                  $3,849,631           $3,515,537
Finished goods                                   2,392,127            2,008,856
Packaging material and supplies                    149,243               94,615
                                             -------------      ---------------

      Total inventories                         $6,391,001           $5,619,008
                                             =============      ===============

Note 3.   Income Taxes:

     Consolidated income tax for the three-month periods ended March 31, 2000 and 1999 result in an effective income tax rate and benefit of 48% and 35.9%, respectively. The rate of tax in relation to pre-tax income in 2000 is consistent with the year-end effective rate prior to the change in the valuation allowance. The Company had approximately $5,500,000 federal income tax net operating loss carryforward available at March 31, 2000.


Note 4.   Treasury Stock:

     On May 18, 1999 the Company's Board of Directors authorized the repurchase of up to 540,000 shares, or approximately 10%, of the Company's common stock. As of March 31, 2000, the Company had repurchased

158,400 shares. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors.


Note 5.   Acquisition:

     On March 31, 2000 the Company purchased all of the outstanding shares of the common stock of CopperCraft, Inc., a Texas corporation ("CopperCraft"). As consideration the Company paid $2,253,322 consisting of $1,537,500 in cash, a note payable of $512,500 and assumed $203,322 in liabilities. CopperCraft reported sales of approximately $2,400,000 and net income of $150,000 in 1999. The Company utilized funds obtained from its Credit Facility from Summit Bank to acquire CopperCraft.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations Three Months Ended

     Sales for the three-month period ended March 31, 2000 (the "Current Quarter") were $8,874,487, an increase of 8.1%, or $666,505, as compared to $8,207,982 for the three month period ended March 31, 1999 (the "Comparable Quarter"). The Company believes that this increase was due in large part to its ability to expand its market base geographically through effective use of advertising and internal marketing efforts.

     During the Current Quarter, the Company reported net income of $49,805, as compared to a net loss of $46,497 for the Comparable Quarter. The Current Quarter's net income was attributable to the increased sales level, improved gross profit margins, reduced delivery expenses, and decreased interest expense.

     Income from operations in the Current Quarter was $497,564, versus $397,849 in the Comparable Quarter, an increase of 25.1%. The increase can be attributed to the factors sited above, along with the Company's ongoing efforts to promote and sell higher margin product lines.

     Cost of sales was $7,110,154 in the Current Quarter, as compared to $6,608,654 in the Comparable Quarter. As a percentage of net sales, cost of sales decreased to 80.1% in the Current Quarter from 80.5% in the Comparable Quarter. This percentage decrease is attributable to the improved product mix. The effects of rising raw material costs during the Current Quarter were partially offset by a price increase effective February 7, 2000.

     Selling, administrative and general expenses were $1,266,769 in the Current Quarter as compared to $1,201,479 in the Comparable Quarter. This increase in expenses was in direct relation to the higher sales level. As a percentage of net sales, selling, administrative and general expenses decreased to 14.3% in the Current Quarter, compared to 14.6% in the Comparable Quarter.


Liquidity and Capital Resources

     At March 31, 2000, the Company had long-term debt consisting of working capital and term loans of $11,120,347, 10% Convertible Debentures of $4,000,000, 12.25% Subordinated Debenture of $500,000, a note payable of $512,500, leases of $831,299 and a Mortgage for $2,793,309 for a total of $19,757,455. As of such date, the Company had indebtedness under its working capital loan from Summit Bank, N.A. (the "Working Capital Loan") of $7,220,607.

     At March 31, 2000, working capital was $5,679,630, resulting in a ratio of current assets to current liabilities of 1.94 to 1, as compared to working capital of $6,101,021 and a ratio of 2.44 to 1 at December 31, 1999.

     Current liabilities at March 31, 2000 totaled $6,015,446, and consisted primarily of $4,402,926 in accounts payable and accrued expenses and $1,612,520 in current maturities of long-term debt. At December 31, 1999, total current liabilities were $4,233,844, and consisted primarily of $2,553,583 in accounts payable and accrued expenses and $1,680,261 in current maturities of long-term debt. The increase in current liabilities is primarily due to the seasonal growth related to support an increase in sales.

     At March 31, 2000, the Company had stockholders' equity of $11,685,900, as compared to $11,445,370 at December 31, 1999. This increase is primarily attributable to the Current Quarter's net income and the Company's payment of $226,254 pursuant to its obligation to a recipient of 125,000 shares of the Common Stock in a prior acquisition. This payment equaled the difference between $4.00 per share and the actual sale price of the shares.

     Cash provided by operating activities for the Current Quarter was $1,162,145 as compared to $1,050,810 in the Comparable Quarter. The change from the Comparable Quarter is due to an increase in accounts payables in order to support the seasonality of the Company's business and the acquisition of CopperCraft.

     Net cash used in investing activities was $2,202,585 in the Current Quarter, as compared to $344,863 used in the Comparable Quarter. This change is due to acquisition of CopperCraft.

     Net cash provided by financing activities totaled $1,370,537 in the Current Quarter, as compared to $593,310 used in the Comparable Quarter. This difference is due to the debt used to acquire CopperCraft, the $226,254 payment described above and payment for shares repurchased by the Company.

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

Forward-Looking Statements

     With the exception of the reported actual results, the information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation, those statements herein, if any, which are followed by an asterisk (*). Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: the timing of customer orders and product mix; pricing pressure from customers; the level of backlog; market acceptance of new products; the revenue; the inability of the Company to acquire several competitors.


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

     For information regarding the company's exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. There have been no significant changes since December 31, 1999 in the Company's portfolio of financial instruments or market risk exposures.

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


                             BERGER HOLDINGS, LTD.



                             By:/s/ JOSEPH F. WEIDERMAN
                             --------------------------
                             Joseph F. Weiderman
                             President and
                             Chief Operating Officer


                             By:/s/ FRANCIS E. WELLOCK, JR.
                             ------------------------------
                             Francis E. Wellock, Jr.
                             Chief Financial Officer

                             Date:  May 12, 2000