Form 10-Q
period 2000-06-30
BERGER HOLDINGS LTD
filed 2000-08-14
CIK 706777

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                       or
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission File Number 0-12362

                             Berger Holdings, Ltd
            -------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Pennsylvania                       23-2160077
         -------------------------------------------------------------
            (State or Other Jurisdiction            (I.R.S. Employer
          of Incorporation or Organization)    Identification Number)

       805 Pennsylvania Boulevard, Feasterville, PA               19053
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

        As of August 10, 2000, the Registrant had outstanding 5,313,136 shares of its common stock, par value $0.01 per share (the "Common Stock").

                             BERGER HOLDINGS, LTD.

INDEX                                                             Page

PART I FINANCIAL INFORMATION

      Item 1.  Condensed Consolidated Balance
               Sheets at June 30, 2000 (unaudited) and
               December 31, 1999                                  3

               Condensed Consolidated Statements of
               Operations (unaudited) for the three month
               periods ended June 30, 2000 and 1999               4

               Condensed Consolidated Statements of
               Operations (unaudited) for the six month
               periods ended June 30, 2000 and 1999               5

               Condensed Consolidated Statements
               of Cash Flows (unaudited) for the six month
               periods ended June 30, 2000 and 1999               6

               Notes to Condensed Consolidated
               Financial Statements                               7

      Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                          8

      Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                  11

PART II OTHER INFORMATION

      Item 1.  Legal Proceedings                                  12

      Item 2.  Changes in Securities and Use of Proceeds          12

      Item 3.  Defaults Upon Senior Securities                    12

      Item 4.  Submission of Matters to a Vote of
               Security Holders                                   12

      Item 5.  Other Information                                  12

      Item 6.  Exhibits and Reports on Form 8-K                   12

SIGNATURES                                                        13

                             BERGER HOLDINGS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,               December 31,
                    ASSETS                                                           2000                    1999
                                                                                 (unaudited)
                                                                            -------------------        -----------------
Current assets
   Cash and cash equivalents                                                $          100,634         $        107,116
   Accounts receivable, net of allowance for
    doubtful accounts of $30,000 in 2000 and 1999                                    5,546,025                3,695,674
   Inventories (Note 2)                                                              5,723,267                5,619,008
   Prepaid and other current assets                                                    364,317                  542,307
   Deferred income taxes                                                               370,760                  370,760
                                                                            -------------------        -----------------

  Total current assets                                                              12,105,003               10,334,865

   Property, plant and equipment, net                                               10,759,713               10,796,886
   Deferred income taxes                                                             1,119,205                1,440,419
   Other assets, net                                                                 3,032,226                3,134,457
   Goodwill, net                                                                     8,571,024                6,861,193
                                                                            -------------------        -----------------

   Total assets                                                             $       35,587,171         $     32,567,820
                                                                            ===================        =================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long term debt                                     $        2,040,066         $      1,680,261
   Accounts payable                                                                  3,228,873                1,219,531
   Accrued expenses                                                                  1,928,100                1,334,052
                                                                            -------------------        -----------------

   Total current liabilities                                                         7,197,039                4,233,844

Long term debt                                                                      16,623,112               16,388,606
Redeemable common stock, 125,000 shares                                                      -                  500,000
Commitments and contingencies                                                                -                        -

Stockholders' equity
   Preferred stock                                                                           -                        -
   Common stock $.01 par value
     Authorized 20,000,000 shares
     Issued and outstanding 5,614,736 shares in 2000
        and 5,489,736 shares in 1999                                                    56,147                   54,897
    Additional paid-in-capital                                                      17,441,476               17,168,980
    Accumulated deficit                                                             (4,593,193)              (4,941,189)
                                                                            -------------------        -----------------

                                                                                    12,904,430               12,282,688

    Less common stock subscribed                                                      (482,916)                (482,916)
    Less treasury stock at cost (Note 4)
      258,700 shares in 2000 and 124,400 shares in 1999                               (654,494)                (354,402)
                                                                            -------------------        -----------------
   Total stockholders' equity                                                       11,767,020               11,445,370
                                                                            -------------------        -----------------
   Total liabilities and stockholders' equity                               $       35,587,171         $     32,567,820
                                                                            ===================        =================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                       Three Months Ended June 30,
                                                                                         2000                  1999
                                                                           ----------------------       ---------------------
Net sales                                                                  $           11,938,253       $          11,091,149

Cost of sales                                                                           9,266,823                   8,503,553
                                                                           ----------------------       ---------------------
     Gross profit                                                                       2,671,430                   2,587,596

Selling, administrative and general expenses                                            1,650,271                   1,341,410
                                                                           ----------------------       ---------------------
     Income from operations                                                             1,021,159                   1,246,186

Interest expense                                                                         (452,997)                   (463,595)

Other income, net                                                                           5,283                       6,566
                                                                           ----------------------       ---------------------
     Income before income tax                                                             573,445                     789,157

Provision for income tax (Note 3)                                                         275,254                     284,096
                                                                           ----------------------       ---------------------

     Net income                                                            $              298,191       $             505,061
                                                                           ======================       =====================

Basic earnings per share                                                   $                 0.06       $                0.09
                                                                           ======================       =====================

Weighted average common shares outstanding                                              5,403,645                   5,525,529
                                                                           ======================       =====================

Diluted earnings per share                                                  $                0.05       $                0.08
                                                                           ======================       =====================

     Weighted average common shares outstanding                                         5,403,645                   5,525,529
     Add: effect of vested and non-vested dilutive securities                             692,486                     972,372
     Add: effect of convertible debt and preferred stock                                  941,177                     941,177
                                                                           ----------------------       ---------------------

Diluted weighted average common shares outstanding                                      7,037,308                   7,439,078
                                                                           ======================       =====================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                      Six Months Ended June 30,
                                                                                       2000                       1999
                                                                           ------------------------       ---------------------
Net sales                                                                  $             20,812,739       $          19,299,131

Cost of sales                                                                            16,376,977                  15,112,207
                                                                           ------------------------       ---------------------
     Gross profit                                                                         4,435,762                   4,186,924

Selling, administrative and general expenses                                              2,917,040                   2,542,889
                                                                           ------------------------       ---------------------
     Income from operations                                                               1,518,722                   1,644,035

Interest expense                                                                           (852,744)                   (937,368)

Other income, net                                                                             3,232                       9,993
                                                                           ------------------------       ---------------------
     Income before income tax                                                               669,210                     716,660

Provision for income tax (Note 3)                                                           321,214                     258,096
                                                                           ------------------------       ---------------------
     Net income                                                            $                347,996       $             458,564
                                                                           ========================       =====================
Basic earnings per share                                                   $                   0.06       $                0.08
                                                                           ========================       =====================
Weighted average common shares outstanding                                                5,429,891                   5,516,666
                                                                           ========================       =====================
Diluted earnings per share                                                 $                   0.06       $                0.08
                                                                           ========================       =====================

     Weighted average common shares outstanding                                           5,429,891                   5,516,666
     Add: effect of vested and non-vested dilutive securities                               578,210                   1,068,058
     Add: effect of convertible debt and preferred stock                                    941,177                     941,177
                                                                           ------------------------       ---------------------
Diluted weighted average common shares outstanding                                        6,949,278                   7,525,901
                                                                           ========================       =====================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        Six Months Ended June 30,
                                                                                           2000            1999
                                                                                      -------------   -------------
Cash flows from operating activities
     Net income                                                                        $    347,996   $     458,564

     Adjustments to reconcile net income to net cash provided by (used in) operating activities

         Deferred income taxes                                                              321,214         258,096
         Depreciation and amortization                                                    1,141,247         934,992
     Change in operating assets and liabilities, excluding acquisitions
         Accounts receivable                                                             (1,653,724)       (971,899)
         Inventories                                                                        122,482          62,674
         Other current and long-term assets                                                 315,062        (358,697)
         Accounts payable and accrued expenses                                            2,236,089       1,269,876
                                                                                      -------------   -------------
Net cash provided by operating activities                                                 2,803,366       1,653,606
                                                                                      -------------   -------------

Cash flows from investing activities
     Acquisition of subsidiary company, net of cash acquired                             (2,591,673)              -
     Acquisition of property and equipment                                                 (539,395)       (514,726)
                                                                                      -------------   -------------
Net cash used in investing activities                                                    (3,131,068)       (514,726)
                                                                                      -------------   -------------

Cash flows from financing activities
     Proceeds from bank debt used for acquisition                                         2,262,099               -
     Net repayments working capital line                                                   (709,771)       (181,741)
     Net repayments equipment term loan                                                    (453,289)       (265,998)
     Proceeds from long term debt                                                           170,762          44,180
     Repayments of long term debt                                                          (449,235)       (732,983)
     Net proceeds from issuance of stock                                                          -           1,313
     Net payment for redeemable common stock                                               (226,254)              -
     Repurchase of common stock                                                            (300,092)        (59,846)
                                                                                      -------------   -------------
Net cash provided by (used in) financing activities                                         294,220      (1,195,075)
                                                                                      -------------   -------------
Net decrease in cash                                                                         (6,482)        (56,195)

Cash, beginning of period                                                                   107,116         149,885
                                                                                      -------------   -------------
Cash, end of period                                                                         100,634   $      93,690
                                                                                      =============   =============

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                                    852,744   $     937,368
                                                                                      =============   =============

     See accompanying notes to condensed consolidated financial statements

                     BERGER HOLDINGS, LTD. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.

     The financial statements include the accounts of the Company and its two wholly owned subsidiaries, Berger Financial Corporation ("Financial") and Financial's wholly owned subsidiary, Berger Bros Company, and the newly acquired subsidiary, CopperCraft, Inc. (as of the date of acquisition). All intercompany transactions and balances have been eliminated.

Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

     Components of inventories at June 30, 2000 and December 31, 1999 consisted of the following:


                                    June 30,            December 31,
                                      2000                  1999
                                 --------------      ------------------

Raw materials                      $  3,316,701         $     3,515,537
Finished goods                        2,274,203               2,008,856
Packaging material and supplies         132,363                  94,615
                                 --------------      ------------------
   Total inventories               $  5,723,267         $     5,619,008
                                 ==============      ==================
Note 3.   Income Taxes:

     Consolidated income tax for the six month periods ended June 30, 2000 and 1999 result in an effective income tax rate of 48% and 35.9%, respectively. The Company had an approximately $5,200,000 federal income tax net operating loss carryforward available at June 30, 2000.


Note 4.   Treasury Stock:

     On May 18, 1999, the Company's Board of Directors authorized the repurchase of up to 540,000 shares, or approximately 10%, of the Company's common stock.
As of August 10, 2000, the Company had repurchased 301,600 shares. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors.

Note 5.   Acquisition:

     On March 31, 2000 the Company purchased all of the outstanding shares of the common stock of CopperCraft, Inc., a Texas corporation ("CopperCraft"). As consideration, the Company paid $2,642,410 consisting of $1,742,581 in cash, a note payable of $512,500 and assumed $387,329 in liabilities. CopperCraft reported sales of approximately $2,400,000 and net income of $150,000 in 1999. The Company utilized funds obtained from its Credit Facility from Summit Bank to acquire CopperCraft. The acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight-line basis generally over 20 years. The initial purchase price allocation for the acquisition is preliminary and may be adjusted upon completion of the final valuation work.

     The following unaudited pro forma financial information presents the combined results of operations of the Company as if the acquisition had occurred as of January 1, 2000 after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on debt related to the acquisition, and related income tax effects. The pro forma results of operations are not indicative of the actual results that would have occurred had the acquisition been consummated at the beginning of the period presented and is not intended to be a projection of future results.

                                                       Six Months Ended
                                                         June 30, 2000
                                                         -------------

               Total Revenues....................         $21,578,739
               Net Earnings......................         $   375,996
               Diluted Earnings Per Share........         $      0.06


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Sales for the three month period ended June 30, 2000 (the "Current Quarter") were $11,938,253, an increase of 7.6%, or $847,104, as compared to $11,091,149 for the three month period ended June 30, 1999 (the "Comparable Quarter"). This increase was attributable to the CopperCraft acquisition.

     During the Current Quarter, the Company reported net income of $298,191, as compared to a net income of $505,061 for the Comparable Quarter. The Current Quarter's net income decrease was attributable to a combination of rising raw material prices, increases in operating expenses related to the CopperCraft acquisition, and a higher effective tax rate.

     Income from operations in the Current Quarter was $1,021,159 versus $1,246,186 in the Comparable Quarter, a decrease of $225,027. This decrease is primarily attributable to rising raw material prices, increases in operating expenses related to the CopperCraft acquisition and increased depreciation expense for fixed asset additions made in prior years.

     Cost of sales was $9,266,823 in the Current Quarter, as compared to $8,503,553 in the Comparable Quarter. As a percentage of net sales, cost of sales increased to 77.6% in the Current Quarter from 76.7% in the Comparable Quarter. This percentage increase is mainly attributable to the rising cost of raw materials.

     Selling, administrative and general expenses were $1,650,271 in the Current Quarter as compared to $1,341,410 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses increased to 13.8% in the Current Quarter, compared to 12.1% in the Comparable Quarter. $194,000 of the $308,861 increase in expenses is a result of CopperCraft operations.

     Sales for the six month period ended June 30, 2000 (the "Current Half") were $20,812,739, an increase of 7.8%, or $1,513,608, as compared to $19,299,131 for the six month period ended June 30, 1999 (the "Comparable Half"). This increase was attributable to the CopperCraft acquisition and internal growth of the Company's base business.

     During the Current Half, the Company reported net income of $347,996, as compared to a net income of $458,564 for the Comparable Half. The Current Half's net income decrease was attributable to a combination of rising material prices, increases in operating expenses and a higher effective tax rate.

     Income from operations in the Current Half was $1,518,722 versus $1,644,035 in the Comparable Half, a decrease of 7.6%. The decrease is primarily attributable to rising material prices and increases in operating expenses.

     Cost of sales was $16,376,977 in the Current Half, as compared to $15,112,207 in the Comparable Half. As a percentage of net sales, cost of sales increased to 78.7% in the Current Half from 78.3% in the Comparable Half. This percentage increase in cost of sales is the result of rising raw material costs.

     Selling, administrative and general expenses were $2,917,040 in the Current Half as compared to $2,542,889 in the Comparable Half. As a percentage of net sales, selling, administrative and general expenses increased to 14.0% in the Current Half, compared to 13.2% in the Comparable Half. This increase in expenses was primarily a result of the CopperCraft acquisition.

Liquidity and Capital Resources

     At June 30, 2000, the Company had long-term debt consisting of working capital and term loans of $10,051,098, 10% Convertible Debentures of $4,000,000, 12.25% Subordinated Debenture of $500,000, a note payable of $512,500, leases of $837,990 and a Mortgage for $2,761,590 for a total of $18,663,178. As of such date, the Company had indebtedness under its working capital loan from Summit Bank, N.A. (the "Working Capital Loan") of $6,471,649.

     At June 30, 2000, working capital was $4,907,964, resulting in a ratio of current assets to current liabilities of 1.68 to 1, as compared to working capital of $6,101,021 and a ratio of 2.44 to 1 at December 31, 1999.

     Current liabilities at June 30, 2000 totaled $7,197,039, consisted primarily of $5,156,973 in accounts payable and accrued expenses and $2,040,066 in current maturities of long-term debt. At December 31, 1999, total current liabilities were $4,233,844, consisted primarily of $2,553,583 in accounts payable and accrued expenses and $1,680,261 in current maturities of long-term debt. The increase in current liabilities is primarily due to the seasonal growth related to support an increase in sales.

     At June 30, 2000, the Company had stockholders' equity of $11,767,020, as compared to $11,445,370 at December 31, 1999. This change is primarily attributable to the Current Half's net income, repurchase of treasury shares and the Company's payment of $226,254 pursuant to its obligation to a recipient of 125,000 shares of the Common Stock in a prior acquisition. This payment equaled the difference between $4.00 per share and the actual sale price of the shares.

     Cash provided by operating activities for the Current Half was $2,830,366 as compared to $1,653,606 in the Comparable Half. The change from the Comparable Half is primarily due to an increase in accounts payables in order to support the seasonality of the Company's business and the acquisition of CopperCraft.

     Net cash used in investing activities was $3,131,068 in the Current Half, as compared to $514,726 used in the Comparable Half. This change is primarily due to the acquisition of CopperCraft.

     Net cash provided by financing activities totaled $294,220 in the Current Half, as compared to $1,195,075 used in the Comparable Half. This difference is due to the debt used to acquire CopperCraft, the $226,254 payment relating to an obligation of prior acquisition and payment for shares repurchased by the Company.

     The Company believes that its sources of financing are adequate for its anticipated needs. The cost and terms of any future financing arrangements will depend on the market conditions and the Company's financial position at that time.

New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement was scheduled to be effective for fiscal years beginning after June 15, 1999.
In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"). SFAS 137 delayed the effective date of SFAS 133 for one year, to fiscal years beginning after June 15, 2000. The implementation of SFAS 133 is not expected to have a material impact on the net earnings of the Company.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" SAB 101B, in June 2000. These bulletins summarize certain of the SEC's views about applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements.
The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until fourth quarter of 2000. The SEC is providing guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The Company is in the process of analyzing the implications of these bulletins and is anticipating that further implementation guidance will be forthcoming from the SEC.

Forward-Looking Statements

     With the exception of the reported actual results, the information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: the timing of customer orders and product mix; material costs; the impact of weather conditions on the Company's business; pricing pressure from customers; the level of backlog; market acceptance of new products; the Company's ability to complete and successfully integrate acquisitions.

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

     None.

Item 3 - Defaults Upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

     The Company's 2000 Annual Meeting of Shareholders (the "Meeting") was held on June 21, 2000 at the Company's headquarters in Feasterville, Pennsylvania. At the Meeting, Theodore A. Schwartz, Dr. Irving Kraut, and Jay Seid were re-elected as directors of the Company, with terms to expire in the year 2003 or until their successors in office have been duly elected and qualified. With regard to Mr. Schwartz, 4,730,299 votes were cast in favor of his election, 1,739 against and 28,187 abstained. With regard to Dr. Kraut, 4,730,299 votes were cast in favor of his election, 1,737 against and 28,187 abstained. With regard to Mr. Jay Seid, 4,730,299 votes were cast in favor of his election, 1,737 against and 28,187 abstained.

     The following directors have terms of office that continued after the
Meeting: Joseph F. Weiderman, Paul L. Spiese, III, Dr. Jacob I. Haft, Larry Falcon and John P. Kirwin, III.

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

                         Date:  August 11, 2000