Form 10-Q
period 2000-09-30
BERGER HOLDINGS LTD
filed 2000-11-14
CIK 706777

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                       or
               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

        As of November 9, 2000, the Registrant had outstanding 5,319,236 shares of its common stock, par value $0.01 per share (the "Common Stock").

                             BERGER HOLDINGS, LTD.

INDEX


                                                                    Page
PART I  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance
              Sheets at September 30, 2000 (unaudited)
              and December 31, 1999                                  3

              Condensed Consolidated Statements of
              Operations (unaudited) for the three-month
              periods ended September 30, 2000 and 1999              4

              Condensed Consolidated Statements of
              Operations (unaudited) for the nine-month
              periods ended September 30, 2000 and 1999              5

              Condensed Consolidated Statements
              of Cash Flows (unaudited) for the nine-month
              periods ended September 30, 2000 and 1999              6

              Notes to Condensed Consolidated
              Financial Statements                                   7

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                              9

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                     12

PART II  OTHER INFORMATION

     Item 1.  Legal Proceedings                                     12

     Item 2.  Changes in Securities and Use of Proceeds             12

     Item 3.  Defaults Upon Senior Securities                       12

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                      13

     Item 5.  Other Information                                     13

     Item 6.  Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                          14

                             BERGER HOLDINGS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,              December 31,
                 ASSETS                                                                  2000                     1999
                                                                                     (unaudited)
                                                                          --------------------------------------------------
Current assets
   Cash and cash equivalents                                                            $    73,383              $   107,116
   Accounts receivable, net of allowance for
    doubtful accounts of $30,000 in 2000 and 1999                                         6,041,346                3,695,674
   Inventories                                                                            5,803,512                5,619,008
   Prepaid and other current assets                                                         862,828                  542,307
   Deferred income taxes                                                                    370,760                  370,760
                                                                          --------------------------------------------------

  Total current assets                                                                   13,151,829               10,334,865

   Property, plant and equipment, net                                                    10,838,535               10,796,886
   Deferred income taxes                                                                    895,208                1,440,419
   Other assets, net                                                                      2,956,410                3,134,457
   Goodwill, net                                                                          8,444,220                6,861,193
                                                                          --------------------------------------------------

   Total assets                                                                         $36,286,202              $32,567,820
                                                                          ==================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long term debt                                                 $ 1,651,012              $ 1,680,261
   Accounts payable                                                                       2,812,655                1,219,531
   Accrued expenses                                                                       2,413,573                1,334,052
                                                                          --------------------------------------------------

   Total current liabilities                                                              6,877,240                4,233,844

Long term debt                                                                           17,294,657               16,388,606
Redeemable common stock, 125,000 shares                                                     250,000                  500,000
Commitments and contingencies                                                                     -                        -

Stockholders' equity
   Preferred Stock                                                                                -                        -
   Common stock $.01 par value
     Authorized 20,000,000 shares
     Issued and outstanding 5,614,736 shares in 2000
                        and 5,489,736 shares in 1999                                         56,147                   54,897
    Additional paid-in-capital                                                           17,441,476               17,168,980
    Accumulated deficit                                                                  (4,278,053)              (4,941,189)
                                                                          --------------------------------------------------

                                                                                         13,219,570               12,282,688

    Less common stock subscribed                                                           (482,916)                (482,916)
    Less treasury stock at cost
      363,600 shares in 2000 and 124,400 shares in 1999                                    (872,349)                (354,402)
                                                                          --------------------------------------------------

   Total stockholders' equity                                                            11,864,305               11,445,370
                                                                          --------------------------------------------------

   Total liabilities and stockholders' equity                                           $36,286,202              $32,567,820
                                                                          ==================================================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                    Three Months Ended September 30,
                                                                                    2000                       1999
                                                                           ---------------------       --------------------

Net sales                                                                            $12,658,223                $10,786,635

Cost of sales                                                                          9,804,468                  8,658,211
                                                                           ---------------------       --------------------

     Gross profit                                                                      2,853,755                  2,128,424

Selling, administrative and general expenses                                           1,803,344                  1,339,617
                                                                           ---------------------       --------------------

     Income from operations                                                            1,050,411                    788,807

Interest expense                                                                        (444,493)                  (459,797)

Other income, net                                                                            120                          -
                                                                           ---------------------       --------------------

     Income before income tax                                                            606,038                    329,010

Provision for income tax                                                                 290,898                    118,443
                                                                           ---------------------       --------------------

     Net income                                                                      $   315,140                $   210,567
                                                                           =====================       ====================

Basic earnings per share                                                             $       .06                $       .04
                                                                           =====================       ====================

Weighted average common shares outstanding                                             5,307,751                  5,468,357
                                                                           =====================       ====================

Diluted earnings per share                                                           $       .05                $       .04
                                                                           =====================       ====================

     Weighted average common shares outstanding                                        5,307,751                  5,468,357
     Add: effect of vested and non-vested dilutive securities                            511,193                  1,048,576
     Add: effect of convertible debt and preferred stock                                 352,941                    941,177
                                                                           ---------------------       --------------------

Diluted weighted average common shares outstanding                                     6,171,885                  7,458,110
                                                                           =====================       ====================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                                     Nine Months Ended September 30,
                                                                                    2000                        1999
                                                                           ---------------------       ---------------------

Net sales                                                                            $33,470,963                 $30,085,765

Cost of sales                                                                         26,181,445                  23,770,417
                                                                           ---------------------       ---------------------

     Gross profit                                                                      7,289,518                   6,315,348

Selling, administrative and general expenses                                           4,716,339                   3,882,506
                                                                           ---------------------       ---------------------

     Income from operations                                                            2,573,179                   2,432,842

Interest expense                                                                      (1,297,237)                 (1,395,189)

Other (expenses) income, net                                                                (694)                      8,016
                                                                           ---------------------       ---------------------

     Income before income tax                                                          1,275,248                   1,045,669

Provision for income tax                                                                 612,112                     376,539
                                                                           ---------------------       ---------------------

     Net income                                                                      $   663,136                 $   669,130
                                                                           =====================       =====================

Basic earnings per share                                                             $       .12                 $       .12
                                                                           =====================       =====================

Weighted average common shares outstanding                                             5,309,465                   5,500,386
                                                                           =====================       =====================

Diluted earnings per share                                                           $       .11                 $       .11
                                                                           =====================       =====================

     Weighted average common shares outstanding                                        5,309,465                   5,500,386
     Add: effect of vested and non-vested dilutive securities                            636,009                   1,067,686
     Add: effect of convertible debt and preferred stock                                 352,941                     941,177
                                                                           ---------------------       ---------------------

Diluted weighted average common shares outstanding                                     6,298,415                   7,509,249
                                                                           =====================       =====================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                    Nine Months Ended September 30,
                                                                                                         2000              1999
                                                                                                 ----------------------------------
Cash flows from operating activities
     Net income                                                                                       $   663,136       $   669,130

     Adjustments to reconcile net income to net cash provided by (used in) operating activities

         Deferred income taxes                                                                            545,211           376,539
         Depreciation and amortization                                                                  1,792,368         1,432,877
     Change in operating assets and liabilities, excluding acquisitions
         Accounts receivable                                                                           (2,149,045)         (915,004)

         Inventories                                                                                       42,237          (828,106)

         Other current and long-term assets                                                               104,304          (248,082)

         Accounts payable and accrued expenses                                                          2,285,075         2,175,751
                                                                                                 ----------------------------------

Net cash provided by operating activities                                                               3,283,286         2,663,105
                                                                                                 ----------------------------------

Cash flows from investing activities
     Acquisition of subsidiary company, net of cash acquired                                           (2,591,673)                -
     Acquisition of property and equipment                                                             (1,084,201)         (888,648)

                                                                                                 ----------------------------------

Net cash used in investing activities                                                                  (3,675,874)         (888,648)

                                                                                                 ----------------------------------

Cash flows from financing activities
     Proceeds from long term debt used for acquisition                                                  2,262,099                 -
     Net proceeds (repayments) working capital line                                                      (322,694)           73,929
     Net repayments equipment term loan                                                                  (776,325)         (398,997)

     Proceeds from long term debt                                                                         479,906           116,161
     Repayments of long term debt                                                                        (539,930)       (1,256,775)

     Net proceeds from issuance of stock                                                                        -             5,375
     Net payment for redeemable common stock                                                             (226,254)                -
     Repurchase of common stock                                                                          (517,947)         (300,133)

                                                                                                 ----------------------------------

Net cash provided by (used in) financing activities                                                       358,855        (1,760,440)

                                                                                                 ----------------------------------

Net increase (decrease) in cash                                                                           (33,733)           14,017

Cash, beginning of period                                                                                 107,116           149,885
                                                                                                 ----------------------------------

Cash, end of period                                                                                   $    73,383       $   163,902
                                                                                                 ==================================

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                                              $ 1,297,237       $ 1,395,189
                                                                                                 ==================================

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

     The financial statements include the accounts of the Company and its two wholly owned subsidiaries, Berger Financial Corporation ("Financial") and Financial's wholly owned subsidiary, Berger Bros Company, and the newly acquired subsidiary, CopperCraft, Inc. (as of the date of acquisition). All inter-company transactions and balances have been eliminated.


Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

     Components of inventories at September 30, 2000 and December 31, 1999 consisted of the following:

                                      September 30,     December 31,
                                          2000              1999
                                      ------------      ------------

Raw materials and packaging             $3,655,666        $3,610,152
Finished goods                           2,147,846         2,008,856


     Total inventories                  $5,803,512        $5,619,008
                                      ============      ============


Note 3.   Income Taxes:

     Consolidated income tax for the nine-month periods ended September 30, 2000 and 1999 result in an effective income tax rate of 48% and 36%, respectively. This change in the effective income tax rate is primarily due to permanent differences created by the goodwill amortization from prior acquisitions of companies. The Company had an approximately $4,200,000 federal income tax net operating loss carryforward available at September 30, 2000.


Note 4.   Treasury Stock:

     On May 18, 1999, the Company's Board of Directors authorized the repurchase of up to 540,000 shares, or approximately 10%, of the Company's common stock.
On September 20, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 520,000 shares for a total of 1,060,000 shares, or approximately 20%, of the Company's common stock. As of November 9, 2000, the Company had repurchased 420,500 shares. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors.

Note 5.   Acquisition:

     On March 31, 2000 the Company purchased all of the outstanding shares of the common stock of CopperCraft, Inc., a Texas corporation ("CopperCraft"). As consideration, the Company paid $2,642,410 consisting of $1,740,822 in cash and a note payable of $512,500. The Company also effectively assumed $389,088 in liabilities. CopperCraft reported sales of approximately $2,400,000 and net income of $150,000 in 1999. The Company utilized funds obtained from its Credit Facility from Summit Bank to acquire CopperCraft. The acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight-line basis generally over 20 years. The initial purchase price allocation for the acquisition is preliminary and may be adjusted upon completion of the final valuation work.

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

                                                           Nine Months Ended
                                                          September 30, 2000
                                                          ------------------
            Total Revenues...........................         $34,236,963
            Net Earnings.............................         $   691,136
            Diluted Earnings Per Share...............         $      0.13


Note 6.   Redeemable Common Stock:

     On September 29, 2000, the Company issued 125,000 shares of common stock valued at $250,000 to the holder of a debenture with a principal amount of $2,500,000 in connection with: the elimination of the right to convert the debenture into common stock, and the cancellation of warrants to purchase 240,000 shares of the Company's common stock held by the debenture holder. The Company also increased the interest rate on this debenture from 10% to 11% for the remainder of the term of the debenture. In conjunction with the transaction, the Company gave the holder of the common stock the right to require the Company to repurchase the stock at $2.00 per share by giving notice to the Company of the exercise of that right at any time up to and until December 20, 2000. These shares have been classified as redeemable common stock in the consolidated financial statements.


Note 7.   Subsequent Events:

     On October 31, 2000, the Company purchased all of the outstanding shares of the common stock of Walker Metal Products, Inc., a Georgia corporation ("Walker Metal Products"). As consideration, the Company paid $3,950,000 consisting of $3,000,000 in cash and notes payable of $800,000. The Company also effectively assumed approximately $150,000 in liabilities. Walker Metal Products reported sales of approximately $4,200,000 for the twelve-month period ending September 30, 2000. The Company utilized funds obtained from its Credit Facility from Summit Bank to acquire Walker Metal Products. The acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight-line basis generally over 20 years.

     Also on October 31, 2000, the Company entered into an agreement (the "Amendment") with Summit Bank (the "Bank"), at the Company's request, to amend the Amended and Restated Loan and Security Agreement with the Bank (the "Loan Agreement") to: (i) reduce the maximum line amount available under the Loan Agreement from $17,500,000 to $15,000,000; and (ii) modify certain covenants contained in the Loan Agreement. A copy of the Amendment is filed herewith as
Exhibit 10(b).


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Sales for the three-month period ended September 30, 2000 (the "Current Quarter") were $12,658,223, an increase of 17.4%, or $1,871,588, as compared to $10,786,635 for the three month period ended September 30, 1999 (the "Comparable Quarter"). Approximately 57% of this increase was attributable to the CopperCraft acquisition, while 43% was related to an increase in other Company sales.

     During the Current Quarter, the Company reported net income of $315,140, as compared to a net income of $210,567 for the Comparable Quarter, an increase of $104,573, or 49.7%. The Current Quarter's net income increase was attributable to a combination of both growth of sales of existing businesses and growth of sales of acquired businesses and improved product mix, partially offset by an effective tax rate of 48% in the Current Quarter versus 36% in the Comparable Quarter.

     Income from operations in the Current Quarter was $1,050,411 versus $788,807 in the Comparable Quarter, an increase of 33.2%, or $261,604. This increase is primarily attributable to a combination of both internal and external growth in sales and improved product mix.

     Cost of sales was $9,804,468 in the Current Quarter, as compared to $8,658,211 in the Comparable Quarter. As a percentage of net sales, cost of sales decreased to 77.5% in the Current Quarter from 80.3% in the Comparable Quarter. This percentage decrease is mainly attributable to an improvement of product mix resulting from both the CopperCraft acquisition and internal efforts.

     Selling, administrative and general expenses were $1,803,344 in the Current Quarter as compared to $1,339,617 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses increased to 14.2% in the Current Quarter, compared to 12.4% in the Comparable Quarter. Approximately 55%, or $256,110 of the $463,727 increase in expenses, is a result of the CopperCraft operations.

     Sales for the nine-month period ended September 30, 2000 (the "Current Nine Months") were $33,470,963, an increase of 11.3%, or $3,385,198, as compared to $30,085,765 for the nine month period ended September 30, 1999 (the "Comparable Nine Months"). Approximately 56% of this increase was attributable to the CopperCraft acquisition, while 44% was related to an increase in other Company sales.

     During the Current Nine Months, the Company reported net income of $663,136, as compared to a net income of $669,130 for the Comparable Nine Months. The Current Nine Months net income was flat due to a higher effective tax rate of 48%, compared to 36% for the Comparable Nine Months.

     Income from operations in the Current Nine Months was $2,573,179 versus $2,432,842 in the Comparable Nine Months, an increase of 5.8%. This increase is attributable to the CopperCraft acquisition, internal growth in sales and an improvement in product mix.

     Cost of sales was $26,181,445 in the Current Nine Months, as compared to $23,770,417 in the Comparable Nine Months. As a percentage of net sales, cost of sales decreased to 78.2% in the Current Nine Months from 79.0% in the Comparable Nine Months. This percentage decrease in cost of sales was the result of an improvement in product mix due primarily to the CopperCraft acquisition.

     Selling, administrative and general expenses were $4,716,339 in the Current Nine Months as compared to $3,882,506 in the Comparable Nine Months. As a percentage of net sales, selling, administrative and general expenses increased to 14.1% in the Current Nine Months, compared to 12.9% in the Comparable Nine Months. Approximately 54%, or $449,401 of the $833,833 increase in expenses, is a result of the CopperCraft operations.



Liquidity and Capital Resources

     At September 30, 2000, the Company had long-term debt consisting of working capital and term loans of $10,115,140, 10% Convertible Debenture of $1,500,000, 11% Subordinated Debenture of $2,500,000, 12.25% Subordinated Debenture of $500,000, a note payable of $512,500, leases of $1,088,738 and a Mortgage for $2,729,291 for a total of $18,945,669. As of such date, the Company had indebtedness under its working capital loan from Summit Bank, N.A. (the "Working Capital Loan") of $6,858,726.

     At September 30, 2000, working capital was $6,274,589, resulting in a ratio of current assets to current liabilities of 1.91 to 1, as compared to working capital of $6,101,021 and a ratio of 2.44 to 1 at December 31, 1999. This decrease in working capital is the result of higher levels of accounts payable and accrued expenses required to support the seasonality of the business.

     Current liabilities at September 30, 2000 totaled $6,877,240, consisting primarily of $5,226,228 in accounts payable and accrued expenses and $1,651,012 in current maturities of long-term debt. At December 31, 1999, total current liabilities were $4,233,844, consisting primarily of $2,553,583 in accounts payable and accrued expenses and $1,680,261 in current maturities of long-term debt. The increase in current liabilities is primarily due to the seasonal growth related to support an increase in sales.

     At September 30, 2000, the Company had stockholders' equity of $11,864,305, as compared to $11,445,370 at December 31, 1999. This change is primarily attributable to the net income during the Current Nine Months, which was partially offset by the repurchase of shares of the Company's Common Stock and the Company's payment of $226,254 pursuant to its obligation to a recipient of 125,000 shares of the Common Stock incurred in connection with a prior acquisition.

     Cash provided by operating activities for the Current Nine Months was $3,283,286 as compared to $2,663,105 in the Comparable Nine Months. The change from the Comparable Nine Months is primarily due to the seasonality of the business and the management of inventory levels.

     Net cash used in investing activities was $3,675,874 in the Current Nine Months, as compared to $888,648 used in the Comparable Nine Months. This change is primarily due to the acquisition of CopperCraft.

     Net cash provided by financing activities totaled $358,855 in the Current Nine Months, as compared to $1,760,440 used in the Comparable Nine Months. This difference is primarily due to the debt used to acquire CopperCraft, the $226,254 payment referenced above and the payment for shares repurchased by the Company.

     On October 31, 2000, the Company entered into an agreement (the "Amendment") with Summit Bank (the "Bank"), at the Company's request, to amend the Amended and Restated Loan and Security Agreement with the Bank (the "Loan Agreement") to: (i) reduce the maximum line amount available under the Loan Agreement from $17,500,000 to $15,000,000; and (ii) modify certain covenants contained in the Loan Agreement. A copy of the Amendment is filed herewith as
Exhibit 10(b).

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

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" SAB 101B, in June 2000. These bulletins summarize certain of the SEC's views about applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements.
The impact of SAB 101B on the Company was to delay the implementation date of SAB 101 until fourth quarter of 2000. The SEC is providing guidance due, in part, to the large number of revenue recognition issues that registrants encounter. The Company is in the process of analyzing the implications of these bulletins and does not expect the guidance to have a material impact on the net earnings of the Company.

Forward-looking Statements

     With the exception of the reported actual results, the information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: the timing of customer orders and product mix; material costs; the impact of weather conditions on the Company's business; pricing pressure from customers; the level of backlog; market acceptance of new products; and the Company's ability to complete and successfully integrate acquisitions.

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


                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities and Use of Proceeds.

     (a)  Inapplicable.

     (b)  Inapplicable.

     (c) On September 29, 2000, the Company entered into an Exchange Agreement (the "Exchange Agreement," a copy of which is filed herewith as Exhibit 10(a)) with FINOVA Mezzanine Capital Inc. f/k/a Sirrom Capital Corporation ("Finova") pursuant to which: (a) the Company's 10% Convertible Subordinated Debenture (the "Original Debenture") in the principal amount of $2,500,000 held by Finova was amended and restated (the Original Debenture, as amended and restated, is referred to as the "Amended Debenture") to (i) increase the interest rate from 10% to 11%, (ii) delete the conversion provisions, and (iii) provide for a prepayment premium; (b) a stock purchase warrant for the purchase of 240,000 shares of the Company's common stock held by Finova was canceled; and (c) 125,000 unregistered shares of the Company's common stock (the "Shares") were issued to Finova. A copy of the Amended Debenture is filed herewith as Exhibit A to the Exchange Agreement.

               The Shares were issued on September 29, 2000 (the "Sale"). No underwriters were involved in the Sale and no cash consideration or proceeds were derived from the Sale. The Sale was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended. Under the terms of the Exchange Agreement, the Shares are subject to Finova's right to require the Company to purchase the Shares at a purchase price of $2.00 per Share by giving notice to the Company of the exercise of that right at any time up to and until December 20, 2000. The Exchange Agreement also imposes certain registration obligations on the Company with regard to the Shares.

     (d)       Inapplicable

Item 3 - Defaults Upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

     None.

Item 5 - Other Information.

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K.

     Exhibit 10(a) Exchange Agreement, dated September 29, 2000, by and between Berger Holdings, Ltd. and Finova Mezzanine Capital Inc., including as Exhibit A thereto the form of amended and restated debenture.

     Exhibit 10(b) Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 31, 2000, by and among Berger Holdings, Ltd., Berger Financial Corp., a Delaware corporation, Berger Bros Company, a Pennsylvania corporation, CopperCraft, Inc., a Texas corporation, Walker Metal Products, Inc., a Georgia corporation, and Summit Bank, N.A., excluding schedules.

     Exhibit 27     Financial Data Schedule

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


                             BERGER HOLDINGS, LTD.




                             By:/s/ JOSEPH F. WEIDERMAN
                             ---------------------------
                             Joseph F. Weiderman
                             President and
                             Chief Operating Officer


                             By:/s/ FRANCIS E. WELLOCK, JR.
                             ------------------------------
                             Francis E. Wellock, Jr.
                             Chief Financial Officer

                             Date:  November 13, 2000

                                 EXHIBIT INDEX

     Exhibit 10(a) Exchange Agreement, dated September 29, 2000, by and between Berger Holdings, Ltd. and Finova Mezzanine Capital Inc., including as Exhibit A thereto the form of amended and restated debenture.

     Exhibit 10(b) Third Amendment to the Amended and Restated Loan and Security Agreement, dated as of October 31, 2000, by and among Berger Holdings, Ltd., Berger Financial Corp., a Delaware corporation, Berger Bros Company, a Pennsylvania corporation, CopperCraft, Inc., a Texas corporation, Walker Metal Products, Inc., a Georgia corporation, and Summit Bank, N.A., excluding schedules.

     Exhibit 27     Financial Data Schedule