Form 10-K
period 2000-12-31
BERGER HOLDINGS LTD
filed 2001-03-29
CIK 706777

================================================================================

                            SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal year ended December 31, 2000
                          -----------------

[ ] Transition Report Pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

For the transition period from _____________ to _____________

                       Commission file number 0-12362
                                              -------

                              BERGER HOLDINGS, LTD.
             ------------------------------------------------------
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


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 21, 2001, 5,371,836 shares of the Company's common stock, $.01 par value ("Common Stock") of the registrant were outstanding and the aggregate market value of the Common Stock (based upon the average of high and low bid prices of the Common Stock on the National Association of Securities Dealers Automatic Quotation System on March 21, 2001) of the registrant, held by nonaffiliates was approximately $7,150,000.(1)

Documents Incorporated By Reference:
Part III - Portions of the registrant's definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the registrant's 2001 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report.

----------

(1) Such figure excludes the shares of Common Stock held by the registrant's executive officers and directors. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed.

  PART I
  ------

ITEM 1. BUSINESS
----------------

     BACKGROUND
     ----------

     Berger Holdings, Ltd., a Pennsylvania corporation formed in 1979 (collectively with its subsidiaries, the "Company"), is a leading manufacturer of roof drainage systems, residential and commercial snow guards and specialty metal architectural products relating to roofing. The Company reported record net sales, income from operations, pre-tax income and EBITDA in 2000. In 2000, the Company acquired CopperCraft, Inc. and Walker Metal Products, Inc. as described below. The Company continues to search for opportunistic acquisitions. The Company operates five facilities with over 310,000 square feet used in manufacturing, warehousing and distribution. In 1999, the Company restructured its borrowing rates to 1/2 below the prime rate, including an $8,000,000 acquisition fund. The Company received approval from its Board of Directors in 1999 to begin a stock buy-back program for up to 540,000 shares, which was increased to 1,060,000 shares in 2000. As of December 31, 2000, the Company had repurchased 486,800 shares, which excludes the purchase of 125,000 shares from one of its investors on December 20, 2000.

     In 1989, the Company entered its present business of manufacturing and distributing roof drainage products. On February 7, 1997, the Company completed the Real-Tool Acquisition (as defined below). Real-Tool provided the Company with a complete line of commercial snow guards. On January 2, 1998, the Company acquired (the "Obdyke Acquisition") the Roof Drainage Division (the "Acquired Division") of Benjamin Obdyke, Inc., which was then its main competitor ("Obdyke"). On December 7, 1998, the Company acquired (the "Sheet Metal Acquisition") certain assets of Sheet Metal Manufacturing Co., Inc. ("Sheet Metal"). Obdyke and Sheet Metal were the Company's two largest competitors prior to the Obdyke and Sheet Metal Acquisitions. On March 31, 2000, the Company acquired (the "CopperCraft Acquisition") all of the stock of CopperCraft, Inc. ("CopperCraft"). On October 31, 2000, the Company acquired (the "Walker Acquisition") all of the stock of Walker Metals Products, Inc. ("Walker"). CopperCraft provides the Company with a Southwest presence, as well as an internal source of specialty metal architectural products, while Walker provides the Company with a Southeast presence.

     PRODUCT LINES
     -------------

     The Company is principally engaged in the manufacture and distribution of metal roof drainage products ("RDP") and specialty metal architectural products. Since 1993, the Company has also engaged in a program of internal development and product expansion. Internal development has primarily consisted of the modernization of production facilities, machinery and equipment and the introduction of new product lines. External development has been directed principally towards increasing the sales volume and market penetration of the Company's products through acquisitions, advertising and expanding the Company's RDP product line.

     The Company's RDP line, consisting of gutters, downspouts, soffits, fascias, snow guards, trim coil and associated accessories and fittings, is manufactured by the Company at its three suburban Philadelphia facilities, one suburban Dallas facility and one Atlanta facility. The Company sells RDP through its sales and telemarketing representatives principally to wholesale distributors who sell directly to roofing and general contractors for use in the repair and replacement of roof drainage systems in existing buildings that are primarily residential. The Company's specialty metal architectural products are manufactured by the Company principally at its suburban Dallas facility and sold directly to either distributors, major builders or general contractors for use in remodeling or renovating ornate sheet metal construction.

     The primary raw materials used in manufacturing the Company's product lines are aluminum, steel and copper. Supplies of these materials, in either coil, sheet or bar form, are procured by the Company from various domestic and foreign suppliers. Although the Company believes that adequate available sources of supply exist at customarily accepted market prices, trade restrictions, work stoppages or adverse weather or political conditions may affect the prices and availability of these materials. Rapid increases in prices of raw materials could adversely affect the operations of the Company because the cost of raw materials constitutes the largest single element of the Company's cost of sales.

     A significant portion of the Company's raw material requirements is provided by five key suppliers. The remaining raw materials are provided by a large number of small suppliers. All raw materials procured by the Company, as well as finished products, are scrutinized for quality control using industry standards and internal guidelines.

ACQUISITIONS
------------

     On October 31, 2000, the Company completed the Walker Acquisition. The acquisition of Walker, a manufacturer of roof drainage products, was funded in part by an increase in the Company's bank credit facility. As consideration, the Company paid cash and issued notes payable. This acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) is being amortized on a straight-line basis over 20 years. The Walker Acquisition added approximately $600,000 to the Company's net sales base in 2000.

     On March 31, 2000, the Company completed the CopperCraft Acquisition. The acquisition of CopperCraft, a manufacturer of specialty metal architectural products, was funded in part by an increase in the Company's bank credit facility. As consideration, the Company paid cash and issued notes payable. This acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) is being amortized on a straight-line basis over 20 years. The CopperCraft Acquisition added approximately $3,200,000 to the Company's net sales base in 2000.

     On December 7, 1998, the Company completed the Sheet Metal Acquisition. The acquisition of Sheet Metal, a manufacturer of roof drainage products, was funded in part by an increase in the Company's bank credit facility. As consideration, the Company paid cash and issued a note payable. This acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) is being amortized on a straight- line basis over 25 years.

     On January 2, 1998, the Company consummated the Obdyke Acquisition, funded with the proceeds received through an issuance of 40,000 shares of the Company's Series A convertible preferred stock. As consideration, the Company paid cash, issued a note payable, issued 125,000 shares of Common Stock, which the Company had the obligation to repurchase at the election of the seller, and issued warrants to purchase 50,000 shares of Common Stock. These warrants expired unexercised in January 2000.

     On February 7, 1997, the Company consummated the purchase (the "Real-Tool Acquisition") of all of the outstanding shares of the common stock of Real-Tool, Inc., a Virginia corporation ("Real-Tool"). As consideration, the Company paid cash, issued shares of Common Stock, and issued a note payable. Concurrent with the purchase, the Company entered into a royalty agreement with the sole shareholder of Real-Tool, which expires in 2012. Under this agreement, the Company is required to pay royalties of 6% of revenues, with a minimum of $75,000 annually through 2002. Subsequent to 2002, the Company has the option to increase the percentage of royalties paid to this individual and eliminate the minimum payment requirement.

COMPETITION
-----------

     The Company's business is highly competitive. In general, the building products market is highly fragmented. The Company competes with numerous small and large manufacturers and fabricators. Some of the Company's competitors have substantially greater resources than the Company. The Company competes primarily in the Northeast/Mid-Atlantic region. During the past four years, the Company has implemented an advertising and marketing program to expand its geographic range of operations to a more national level. Competition is primarily based upon product quality, completeness of product lines, service and price.

Geographic Market
-----------------

     The Company's products are principally sold throughout the states in the Northeast/Mid-Atlantic region. The Company has developed greater national exposure from both the Walker and CopperCraft Acquisitions in both the Southeast and Southwest regions.

MAJOR CUSTOMERS
---------------

     During 2000, no individual customer accounted for more than 10% of the Company's sales. The Company has no ongoing contracts for sales of its products, but rather services customers on a per-order basis.

Seasonal Nature of the Business
-------------------------------

     The building products industry is seasonal, particularly in the Northeast/Mid-Atlantic region of the United States, where inclement weather during the winter months usually reduces the level of building activity in both the home-building and home improvement markets. Typically, the Company's sales volume is lowest during the months of December, January and February.

Inventory Practices
-------------------

     The Company's policy is to obtain, fabricate and/or manufacture inventory in sufficient volume in order to provide a reasonable inventory level to support estimated minimum and maximum levels based on customers' historical demand. Because of the nature of the RDP market, in which an order generally must be filled within three to five days of placement, the Company does not have any substantial backlog. Because of the variations involved with custom architectural products, the Company generally fills these orders within two to four weeks.

     The Company is subject to fluctuations in metal prices when procuring raw material. Metal pricing is outside of the Company's control and although the Company generally attempts to pass raw material price increases onto its customers, it is not always able to do so.

Employees
---------

     As of December 31, 2000, the Company had 221 employees, including 25 in sales and marketing; 167 in manufacturing and delivery and 29 in administration. Approximately 112 of the Company's employees are represented by one of two labor unions, The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 169 and the Teamsters Local Union 107. The Company's contracts with both unions expire December 31, 2001. The Company believes that its employee relations are good.

Government Regulation
---------------------

     The Company is subject to numerous federal and state regulations relating to, among other things, the operations of its manufacturing facilities, the storage and disposal of environmentally sensitive materials, the control of emission levels, employee safety and health, employee wages and general environmental matters. The Company believes that it is in compliance with these regulations in all material respects.

PATENTS AND TRADEMARKS
----------------------

     The Company owns and licenses three U.S. design and utility patents that protect certain of its products, and it is presently in the process of applying for another patent. The Company continuously reviews its new products and applies for patents where it believes they will be valuable. The Company owns one federally registered trademark used in connection with its products and is in the process of applying for federal registration of several other trademarks.

ITEM 2. PROPERTIES
------------------

     The Company owns a 120,000 square foot operating facility in Feasterville, Pennsylvania. The corporate, administrative and sales offices occupy 14,000 square feet of office space at this location. The Company also operates two additional facilities in Pennsylvania. One is a 90,000 square foot manufacturing facility in Southampton, PA, which is leased through 2002 with a five-year renewal option, and the second is a 56,000 square foot warehousing facility in Huntingdon Valley, PA, which is leased through 2003 with a two-year renewal option.

     The Company also leases a 22,300 square foot manufacturing facility in Keller, Texas for the CopperCraft operation. This property is leased through March 31, 2003 with a three-year renewal option. The Company also has on option to lease an additional 5,400 square foot addition at this location should the need arise.

     The Company leases two properties in Atlanta, Georgia for the Walker operation. The properties are 10,500 square foot and 13,000 square foot manufacturing facilities, which are leased through October 31, 2003 with two three-year renewal options.

     The Company has a mortgage liability on the Feasterville facility in the principal amount of approximately $2,696,000 at December 31, 2000. The mortgage is being repaid in monthly installments of approximately $27,400 through March 2008 with a balloon payment of $1,431,391 due at maturity.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     As of the date hereof, there are no material legal proceedings pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------

     The following table sets forth information relating to all executive officers of the Company as of February 28, 2001. All of the executive officers have employment agreements with the Company with terms ending December 31, 2002.

NAME                         AGE              POSITION(S)
---------------------------  ---  -----------------------------------

Theodore A. Schwartz          71  Chairman of the Board of Directors,
                                  Chief Executive Officer

Joseph F. Weiderman           59  President, Chief Operating Officer,
 Secretary, and Treasurer

Paul L. Spiese, III           49  Vice President - Manufacturing

Francis E. Wellock, Jr.       36  Vice President - Finance and Chief Financial
                                  Officer

     THEODORE A. SCHWARTZ served as President of the Company from May 5, 1988 to May 30, 1989 and from July 17, 1990 to January 15, 1991. From May 30, 1989 to present, Mr. Schwartz has served as Chairman of the Board of Directors and Chief Executive Officer of the Company. Mr. Schwartz holds a B.S. in Economics from the Wharton School of Business and spent 35 years in the investment field prior to joining the Company.

     JOSEPH F. WEIDERMAN was Chief Financial Officer of the Company from February 1990 to January 1991, and was elected President of the Company on January 15, 1991. He also serves as Secretary and Treasurer of the Company. Mr. Weiderman holds a Bachelor of Science Degree in Accounting and a Master of Business Administration Degree in Finance from LaSalle University. Prior to his joining the Company, Mr. Weiderman had served for over fourteen years as the Chief Financial Officer of Harry Levin, Inc., a multi-store retailer.

     PAUL L. SPIESE, III joined Berger Bros as Plant Manager in 1985 and was named Vice President - Manufacturing of the Company in July 1990. Previously, he was employed by Hurst Performance, Inc. as a Plant Manager.

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

                                 PART II
                                 -------

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

     The Company's Common Stock is traded in the over-the-counter market and is included for quotation on the Nasdaq SmallCap Market operated by the Nasdaq Stock Market, Inc. under the symbol "BGRH."

     The following table sets forth certain information with respect to the high and low bid prices of the Company's Common Stock during 2000 and 1999. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                        HIGH    LOW
2000
----

     First Quarter      $2.94   $2.13
     Second Quarter      2.66    1.25
     Third Quarter       2.28    1.75
     Fourth Quarter      2.63    1.38

1999
----

     First Quarter      $3.50   $2.25
     Second Quarter      3.13    2.19
     Third Quarter       3.25    2.50
     Fourth Quarter      2.88    1.94

     At December 31, 2000, there were approximately 2,100 holders of record of shares of Common Stock.

Dividend Policy
---------------

     The Company has not paid any cash dividends on its Common Stock to date, and does not anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                    Year Ended December 31
                                    ----------------------

                                       1999               1998               1997               1996               2000
                                    -----------        -----------        -----------        -----------        -----------
Net Sales                           $46,200,662        $40,101,367   (1)  $35,704,573   (1)  $20,804,037   (1)  $19,799,204   (1)
Cost of Sales                        36,096,580         32,229,480   (1)   28,887,785   (1)   16,252,796   (1)   15,640,535   (1)
                                    -----------        -----------        -----------        -----------        -----------

Gross Profit                         10,104,082          7,871,887          6,816,788          4,551,241          4,158,669

Selling, Administrative and
   General expenses                   6,790,776           5,220,853          4,625,043          2,963,614          2,389,285

                                    -----------        -----------        -----------        -----------        -----------
Income from Operations                3,313,306          2,651,034          2,191,745          1,587,627          1,769,384

Interest Expense                     (1,791,727)        (1,852,088)        (1,284,761)          (581,624)          (619,178)
Other Income                             18,703             24,517            136,643             14,374              4,295
                                    -----------        -----------        -----------        -----------        -----------

Income from Continuing
Operations before Income Tax
 (Benefit) and Preferred
   Stock Dividend                     1,540,282            823,463          1,043,627          1,020,377          1,154,501
Income Tax (Benefit)                    677,903   (2)      441,666   (3)     (647,201)        (1,000,000)          (500,000)
                                    -----------        -----------        -----------        -----------        -----------

Net Income before Preferred
   Stock Dividend                       862,379            381,797          1,690,828          2,020,377          1,654,501
Preferred Stock Dividend                      -                  -            400,000                  -                  -
                                    -----------        -----------        -----------        -----------        -----------

Net Income available to
   Common Stock holders           $     862,379     $      381,797        $ 1,290,828        $ 2,020,377        $ 1,654,501
                                    ===========        ===========        ===========        ===========        ===========
BASIC EARNINGS
PER COMMON SHARE:

Income before Preferred
   Stock Dividend                         $0.16              $0.07        $      0.31              $0.40              $0.44
Preferred Stock Dividend                      -                  -              (0.07)                 -                  -
                                    -----------        -----------        -----------        -----------        -----------

Net Income                                $0.16              $0.07        $      0.24              $0.40              $0.44
                                    ===========        ===========        ===========        ===========        ===========

TOTAL ASSETS                        $38,928,711        $32,567,820        $34,587,204        $19,751,213        $12,292,861
                                  -------------     --------------     --------------     --------------     --------------


LONG-TERM DEBT,
CAPITAL LEASES AND
REDEEMABLE COMMON
STOCK                               $18,940,883        $16,888,606   (4)  $15,060,307        $ 6,022,147  (5)    $ 3,721,719
                                  -------------     --------------     --------------     --------------     --------------


STOCKHOLDERS' EQUITY                $11,832,639        $11,445,370        $15,361,725        $12,493,271        $ 7,655,336
                                    ===========        ===========        ===========        ===========        ===========

(1) Sales and Cost of Sales have been reclassified to be consistent with the current presentation.
(2) The Company will pay approximately $110,000 in federal and state income taxes on account of 2000 income.
(3) The Company paid approximately $54,000 in federal and state income taxes on account of 1999 income.
(4) Long-Term Debt includes $4,000,000 10.0% subordinated debentures, which were issued in 1999 in exchange for convertible preferred stock.
(5) Long-Term Debt includes a $2,000,000 12.25% subordinated debenture issued in connection with the Obdyke Acquisition in January 1998 and at December 31, 1997 was included in cash and cash equivalents.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF OPERATIONS
---------------------

     The Company's results of operations for the year ended December 31, 2000, represent the consolidated operations of Berger Holdings, Ltd. and its subsidiaries, Berger Financial Corporation ("BFC"), Berger Bros Company ("Berger Bros"), CopperCraft (beginning as of April 1, 2000) and Walker (beginning as of November 1, 2000.) The Company's results of operations for the years ended December 31, 1999 and 1998 represent the consolidated operations of Berger Holdings, Ltd. and its subsidiaries, BFC and Berger Bros.

     Net sales increased by 15.2% to $46,200,662 in 2000 from $40,101,367 in
1999 and by 12.3% in 1999 from $35,704,573 in 1998. The CopperCraft and Walker Acquisitions accounted for approximately $3,800,000, or 63%, of the $6,100,000 increase in sales, while Berger Bros' sales in 2000 increased approximately $2,300,000, or 5.7%. The Sheet Metal Acquisition was the major factor contributing to the increase in sales from 1998 to 1999.

     The Company's gross profit, as a percentage of net sales, was 21.9% in 2000, 19.7% in 1999 and 19.1% in 1998. The increase in gross profit percentage in 2000 was attributable to the CopperCraft and Walker Acquisitions, while the Company also continued to improve its product mix by selling a larger percentage of higher margin products. In 1999, the gross profit percentage increase over 1998 was due primarily to an improvement in product mix resulting from the Sheet Metal Acquisition.

     Selling, administrative and general expenses, as a percentage of net sales, increased to 14.7% in 2000 from 13.0% in both 1999 and 1998. The increase in selling, administrative and general expenses in 2000 was due to the CopperCraft and Walker Acquisitions and increased operating expenses for the Berger Bros operation.

     During 2000, income from operations increased 24.9%, or $662,272, to $3,313,306. As a percentage of revenues, income from operations was 7.2%, 6.6% and 6.1% for 2000, 1999 and 1998, respectively. Approximately 78% of the increase in 2000 was attributable to the satellite operations of CopperCraft and Walker, while 22% of the increase occurred from improvements in Berger Bros' operations. Income from operations was $2,651,034 in 1999 and $2,191,745 in 1998. The increase in 1999 occurred mainly from the improved product mix generated by the Sheet Metal Acquisition.

     Interest expense decreased to $1,791,727 in 2000 compared to $1,852,088 in 1999 and $1,284,761 in 1998. The Company's interest expense decreased, despite incurring additional debt to finance the acquisitions of CopperCraft and Walker. The decrease in interest expense in 2000 was attributable to the Company's ability to pay down debt with cash generated from operations and its ability to reduce its borrowing rate on its credit facility in December 1999 to one half percent below the prime rate. In addition, because the CopperCraft and Walker Acquisitions closed in March and October 2000, respectively, less than a full year of interest was incurred in 2000 with respect to these transactions. The increase in interest expense in 1999 was primarily due to the result of the exchange of Series A Convertible Preferred Stock issued in connection with the Obdyke Acquisition for convertible debentures, effective as of January 1, 1999, which resulted in $400,000 in additional interest expense, which was previously recorded as a preferred stock dividend in 1998. The remaining $167,327 increase in interest expense in 1999 was a result of the debt issued in the Sheet Metal Acquisition.

     Income from continuing operations increased 87.0% to $1,540,282, or 3.3% of net sales, in 2000 compared to $823,463, or 2.1% of net sales in 1999 and $1,043,627, or 2.9% of net sales ($643,627, or 1.8% of net sales, if 1998 preferred stock dividends were treated as interest expense), in 1998. Approximately 43% of the $716,819 increase in 2000 was a direct result of the CopperCraft and Walker Acquisitions, while the remaining 57% increase resulted from a continued improvement in Berger Bros' product mix. The decrease in income from continuing operations in 1999 was a result of reporting the interest of $400,000 on the debentures issued in exchange for Series A Convertible Preferred Stock as interest expense, which was previously reported as a preferred stock dividend in 1998.

     Net income increased 125.9% to $862,379, or 1.9% of net sales, in 2000 as compared to $381,797, or 1.0% of net sales, in 1999 and $1,290,828 or 3.6% of net sales, in 1998. The increase in net income in 2000 was primarily attributable to the CopperCraft and Walker Acquisitions, while the Company continued to improve the product mix of Berger Bros' RDP line. In 2000, the Company reported income taxes of $677,903, but will pay approximately $110,000 in federal and state income taxes on account of 2000 income. The decrease in net income in 1999 was due to the reporting of tax benefits in 1998 of $647,101. In 1999, the Company reported income taxes of $441,666, but paid approximately $54,000 in federal and state income taxes on account of 1999 income.

     In 1998, the Company reduced the valuation allowance applied against deferred tax benefits associated with its net operating loss carryforward. The reduction in the valuation allowance was based on several factors including: recent acquisitions, past earnings history and trends, and the expiration date of carryforwards. The Company has determined that it is more likely than not that the deferred tax asset will be realized. At December 31, 2000, the Company had net operating loss carryforwards of approximately $4,100,000, which will reduce the actual income taxes that must be paid on account of 2000 income to approximately $110,000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     At December 31, 2000, the working capital of the Company was $4,881,678 (resulting in a ratio of current assets to current liabilities of 1.6 to 1), compared to $6,101,021 (2.4 to 1) at December 31, 1999. The decrease in working capital is primarily due to increases in both accounts payable and accrued expenses in the 4th quarter 2000. These increases were the result of the Walker Acquisition.

     At December 31, 2000, current liabilities totalled $8,155,189, consisting primarily of $6,277,385 of accounts payable and accrued expenses and $1,877,804 of current maturities of long-term debt. Year end liabilities increased $3,921,345 as compared to year end 1999, primarily due to the Walker Acquisition.

     At December 31, 2000, obligations to Summit Bank, N.A. ("the Bank") totaled $11,096,446, compared to $9,699,591 at December 31, 1999 and $9,024,294 at
December 31, 1998. The increase in 2000 over 1999 was the result of financing the Bank provided to the Company to acquire both CopperCraft and Walker.

     The Company finances its operations primarily from cash flow from its business and the Company's credit facility (the "Credit Facility") with the Bank. The Credit Facility consists of a revolving line of credit (the "Credit Line") and an acquisition line facility (the "Acquisition Line"). All borrowings under the Credit Facility bear interest at one half of one percent below the Bank's prime lending rate, and are secured by, among other assets, the Company's accounts receivable and inventory. On October 31, 2000, at the Company's request, the maximum amount available under the Credit Line was reduced from $17,500,000 to $15,000,000, thereby reducing applicable fees. The Company has two term loan notes outstanding under the Acquisition Line, and two other term loan notes with the Bank, secured by the Company's equipment and other assets. The total principal outstanding under the Credit Line at December 31, 2000 was $4,747,751 and the total principal amount outstanding under the Acquisition Line at that date was $4,308,086.

     Cash flow provided by operating activities for 2000 was $5,910,908 as compared to $3,816,655 provided by operating activities for 1999. The cash provided by operating activities increased due to a combination of increased net income, higher depreciation and amortization expense and the net difference between the changes of assets and liabilities used to fund operations.

     Net cash used in investing activities for 2000 was $7,235,822. The Company used the cash to fund the CopperCraft and Walker Acquisitions and to make capital expenditures to improve or replace existing manufacturing equipment. In 1999, net cash used in investing activities totaled $1,347,914, which was primarily a result of investments in capital equipment.

     Net cash provided by financing activities was $1,524,710 for 2000, as compared to $2,694,110 used in financing activities in 1999. The change from 1999 to 2000 occurred as a result of the following during 2000: the Company's financing approximately $6,000,000 for the CopperCraft and Walker Acquisitions, the Company's using cash from operations to pay down approximately $2,700,000 of senior and subordinated debt, the Company's using of approximately $1,250,000 cash to repurchase common shares of the Common Stock and the payment on account of a repurchase obligation with respect to Common Stock issued in the Obdyke Acquisition. In 1999, net cash used in financing activities was a result of paying down debt.

     The operating cash flow anticipated to be received from operations in 2001 and the availability of funds under the working capital loan is anticipated to be sufficient to cover the Company's capital expenditure needs for 2001, which are estimated to be approximately $500,000.

     On January 21, 2000, the holder of Common Stock received in the Obdyke Acquisition exercised its option to receive cash proceeds of $500,000. The holder sold the 125,000 shares of Common Stock at $2.25 per share to an unrelated third party. The remaining $226,254, including transfer fees, was paid by the Company.

     On December 20, 2000, the holder of Common Stock subject to the holder's right to require the Company to purchase or place the shares exercised that right, and the Company purchased the 125,000 shares of Common Stock at $2.00 per share.

YEAR 2000 READINESS DISCLOSURE
------------------------------

     During 1999, the Company assessed its computer systems for Year 2000 readiness and replaced all systems and software found to be non-compliant. Neither the Company's preparation for the date change nor the actual date change events had a material adverse effect on the Company's business, financial condition or results of operations.

NEW ACCOUNTING STANDARDS
------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets for liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Management does not believe that the adoption of SFAS No. 133 will have a material impact on earnings, financial condition or liquidity of the Company. The Company plans to adopt SFAS No. 133 as permitted by this accounting standard as of January 1, 2001.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS
-----------------------------------------

     Certain statements contained herein that include forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "estimate," "plan" or "continue" or the negative thereof or other variations thereon are, or could be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are affected by known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to differ materially from the results, performance and achievements expressed or implied in the Company's forward-looking statements. These risks, uncertainties and factors include competition by competitors with more resources than the Company and the cyclical nature of roofing repair. Certain factors that could cause the actual results, performance or achievement of the Company to differ materially from those contained in or implied by any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained herein, are as follows:

     THE COMPANY IS SUBJECT TO RISKS ASSOCIATED WITH FLUCTUATIONS IN THE PRICE OF RAW MATERIALS.

     The prices of the raw materials utilized by the Company (for example, aluminum, steel and copper) are subject to fluctuation. The Company may not be able to pass along any or all of these increases to its customers. As a result, increases in the price of raw materials may have an adverse impact on the profit margin for sales of the Company's products.

     THE HOUSING MARKET AND THE HOME BUILDING AND HOME IMPROVEMENT INDUSTRY IS VERY CYCLICAL IN NATURE WHICH MAY MATERIALLY ADVERSELY AFFECT THE OPERATIONS OF THE COMPANY.

     Demand for the Company's products is dependent upon the housing market and the home building and home improvement industry which tend to be cyclical in nature and have experienced significant downturns in recent years. There is no assurance that negative industry cycles in the future will not adversely affect the Company's business.

     THE COMPANY'S BUSINESS MAY BE ADVERSELY AFFECTED BY WEATHER CONDITIONS.

     Inclement winter weather and excessively hot and dry summer weather usually cause a reduction in the level of building activity in both the homebuilding and home improvement markets, which may have a material adverse effect on the business of the Company. In addition, the absence of snow and other storms may adversely affect future demand for the Company's products, which may reduce its sales and profits.

     THE COMPANY'S ATTEMPTS TO EXPAND ITS OPERATIONS INTO MARKETS WHERE THE COMPANY DOES NOT CURRENTLY OPERATE MAY NOT BE SUCCESSFUL.

     The Company may seek to expand into new geographic markets and related businesses through strategic acquisitions. There can be no assurance that the Company will be able to so expand or to identify targets for acquisitions on terms that are attractive to the Company. Further, the Company does not know whether the Company's services and products will be sufficiently accepted to sustain its efforts to expand. Furthermore, there can be no assurance that the Company will be able to integrate successfully the operations of any subsequently acquired business with its current operations.

     THE COMPANY MAY REQUIRE ADDITIONAL FINANCING.

     In August 1997 the Company entered into a loan and security agreement with the Summit Bank, N.A. to provide the Company with working capital and supplemental loans for acquisitions and repayment of other indebtedness. The Company believes that it currently has sufficient working capital to allow the Company to maintain or increase its current volume of sales. However, the Company may require additional debt and/or equity financing as a result of its expansion of its existing business or acquisition of new businesses. There is no assurance that the Company's current financing will be sufficient or that additional financing can be obtained on advantageous terms or at all.

     THE COMPANY FACES COMPETITION IN ITS INDUSTRY.

     The Company faces significant competition in connection with the products it provides. There are many other companies engaged in the manufacture and distribution of roof drainage products, and many of these companies have greater financial and other business resources than those possessed by the Company. Further, other companies may enter the Company's area of business in the future. There can be no assurance that the Company will be able to compete successfully with such companies.

     THE BUSINESS OF THE COMPANY MAY SUFFER IF IT IS UNABLE TO RETAIN ITS KEY PERSONNEL.

     The Company depends upon the efforts and skills of certain of its key senior executives. If the Company loses the services of one or more of these individuals it may have a material adverse effect on the Company. The Company currently maintains key man life insurance policies on its top four executives, Theodore A. Schwartz, Chairman of the Board of Directors, Joseph F. Weiderman, President and Chief Operating Officer, Paul L. Spiese, III, Vice President of Manufacturing, and Francis E. Wellock, Jr., Chief Financial Officer. Competition for senior management is intense, and the Company may not be successful in retaining its key personnel or in attracting and retaining other personnel that it may require in the future.

     THE COMPANY MAY NOT BE ABLE TO RETAIN ITS CUSTOMERS.

     All sales contracts between the Company and its customers represent a single transaction. As a result, the Company does not have long term commitments from its customers. There can be no assurance that its customers will continue to purchase products from the Company or that they will maintain or increase their level of purchases.

     THE COMPANY DOES NOT CURRENTLY PAY DIVIDENDS ON THE COMMON STOCK AND THE COMPANY DOES NOT EXPECT TO DO SO FOR THE FORESEEABLE FUTURE.

     The Company expects to retain its future earnings, if any, for the operation and expansion of its business, and to pay no cash dividends for the foreseeable future. The terms of the Company's current financing agreements limit its payment of dividends, and other agreements the Company enter into may contain terms that limit the amount of dividends it may pay or prohibit any payment of dividends.

     TRADING VOLUME IN THE COMMON STOCK HAS HISTORICALLY BEEN LIMITED.

     There is a limited market for the Common Stock. There can be no assurance that a broader market for the Common Stock will develop. Selling shares of the Common Stock may be difficult because smaller quantities of shares are bought and sold and security analysts' and the news media's coverage about the Company is limited. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of the Common Stock.

     ANTI-TAKEOVER PROVISIONS AND THE COMPANY'S RIGHT TO ISSUE PREFERRED STOCK COULD MAKE A THIRD-PARTY ACQUISITION OF THE COMPANY DIFFICULT.

     The Company's articles of incorporation provide that its Board of Directors may issue preferred stock without stockholder approval. In addition, the Company's bylaws provide for a classified board, with each board member serving a three-year term. The Board of Directors has also adopted a stockholder rights plan, commonly referred to as a "poison pill." The issuance of preferred stock, the existence of a classified board and the stockholder rights plan could make it more difficult for a third party to acquire the Company without the approval of the Board of Directors. They could also limit the price that certain investors might be willing to pay in the future for the Common Stock.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE
------------------------------------------------

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2000, the Company's investments consisted of cash and money market funds. The Company does not expect any material loss with respect to its investment portfolio.

     The Company's financial instruments include debt instruments, which primarily consist of its lines of credit and variable rate term loans. The Company does not actively manage its interest rate risk because the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable rate debt (using year-end debt balance and effective interest rates) would have a relatively nominal after-tax impact on the Company's results of operations.

     The Company has no derivative or off-balance sheet instruments.

ITEM 8. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA
--------------------------------------------------

     Attached at pages F-1 through F-22 are the financial statements and financial statement schedules identified in Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                         PART III
                         --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     Except as set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, this information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders for 2001, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2000, and is hereby incorporated by reference thereto.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders for 2001, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2000, and is hereby incorporated by reference thereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders for 2001, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2000, and is hereby incorporated by reference thereto.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders for 2001, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2000, and is hereby incorporated by reference thereto.

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

1. Financial statements - attached at pages F-1 through F-22 are the consolidated financial statements and consolidated financial schedules set forth below, which are incorporated by reference in Item 8:

BERGER HOLDINGS, LTD.
-------------------------------------------------------------------

Independent Auditors' Report on Consolidated Financial Statements    F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999         F-3

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999, and 1998                                    F-5

Consolidated Statements of Stockholders' Equity for the years
ended December 31, 2000, 1999 and 1998                               F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                     F-7

Notes to Consolidated Financial Statements                           F-9

2. Financial statement schedule - The following consolidated financial statement schedule is included herein:

SCHEDULE II
BERGER HOLDINGS, LTD.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


          Column A                   Column B               Column C                Column D        Column E
          --------                   --------               --------                --------        --------
                                                           Additions
                                    Balance at     Charged to       Charged                        Balance at
                                     Beginning      Cost and       to Other                            End
Description                          of Period       Expense      Accounts(1)    Deductions(2)      of Period
----------                          ---------       -------      -----------    -------------      ---------
2000 Accounts Receivable-
 Allowance for doubtful accounts        $ 30,000        $15,000       $      -         $ 15,000        $ 30,000
 Inventory reserves                       46,000              -              -                -          46,000

1999 Accounts Receivable-
 Allowance for doubtful accounts        $ 30,000        $ 9,249       $      -         $  9,249        $ 30,000
 Inventory reserves                      146,000              -              -          100,000          46,000

1998 Accounts Receivable-
 Allowance for doubtful accounts        $ 43,000        $ 5,930       $      -         $ 18,930        $ 30,000
 Inventory reserves                       46,000              -        100,000                -         146,000

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

          INDEPENDENT AUDITORS REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Berger Holdings, Ltd.

Under date of March 9, 2001, we reported on the consolidated balance sheets of Berger Holdings, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule, for each of the years in the three-year period ended December 31, 2000, as listed in the accompanying index (item 14). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          /S/ KPMG, LLP


Philadelphia, PA
March 9, 2001

 3.  Exhibits

Exhibit
Number            Title                                                Method of Filing
------            -----                                                ----------------
3(a)              Articles of Incorporation                   Incorporated by reference to Exhibit
                  and Bylaws                                  3 of the Registration Statement on
                                                              on Form S-18 filed February 15,
                                                              1983 (File No. 2-81851-W)

3(b)              Articles of Amendment                       Incorporated by reference to Exhibit
                  dated November 29, 1989                     3(b) of the Annual Report on Form
                                                              10-K for the year ended December
                                                              31, 1989

3(c)              Articles of Amendment                       Incorporated by reference to Exhibit
                  effective July 30, 1990                     3(c) to Amendment No. 1 to the
                                                              Registration Statement on Form S-1
                                                              filed on October 15, 1990 (File No.
                                                              33-35898)

3(d)              Amended and Restated Bylaws                 Incorporated by reference to Exhibit
                                                              3(d) of the Registration Statement on
                                                              Form S-1 filed June 16, 1993 (File
                                                              No. 33-64468)

3(e)              Articles of Amendment                       Incorporated by reference to Exhibit
                  dated July 22, 1993                         3(e) of the Annual Report on Form
                                                              10-K for the year ended December
                                                              31, 1993

3(f)              Articles of Amendment                       Incorporated by reference to Exhibit
                  dated December 29, 1997                     3(f) of the Annual Report on Form
                                                              10-K for the year ended December
                                                              31, 1997

10(a)             Stock Purchase Agreement dated              Incorporated by reference to
                  dated as of February 7, 1997                Exhibit 2.1 of the Company's 8-K
                  between Berger Holdings, Ltd.               filed on February 20, 1997
                  and Roger M. Cline

Exhibit
Number            Title                                                Method of Filing
------            -----                                                ----------------

10(b)             Amendment to Stock Purchase                 Incorporated by reference to
                  Agreement dated as of February              Exhibit 2.2 of the Company's 8-K
                  7, 1997 between Berger Holdings,            filed on February 20, 1997
                  Ltd. and Roger M. Cline

10(c)             Asset Purchase Agreement dated              Incorporated by reference to
                  dated as of December 3, 1997                Exhibit 2.1 of the Company's 8-K
                  among Berger Holdings, Ltd.,                filed on January 20, 1998
                  Benjamin Obdyke Incorporated
                  and its shareholders

10(d)             Amended and Restated Loan and               Incorporated by reference to Exhibit
                  Security dated as of January 2, 1998        2.4 to the Company's Current Report
                  among Berger Financial Corp., Berger        filed on January 20, 1998
                  Bros. Company, CopperCraft, Inc. (by
                  joinder dated March 31, 2000), Walker
                  Metal Products, Inc. (by joinder dated
                  October 31, 2000) and Summit Bank, N.A.
                  ("Loan and Security Agreement")

10(e)             Amendment dated as of December 31,          Incorporated by reference to Exhibit
                  1998 to Loan and Security Agreement         2.2 to the Company's Current Report
                                                              on Form 8-K dated December 22,
                                                              1998

10(f)             Amendment dated as of December 20,          Incorporated by reference to Exhibit
                  1999 to Loan and Security Agreement         10(n) to the Company's Annual
                                                              Report on Form 10-K for the year
                                                              ended December 31, 1999

10(g)             Amendment dated as of October 31,           Incorporated by reference to Exhibit
                  2000 to Loan and Security Agreement         10(b) to the Company's Quarterly
                                                              Report on Form 10-Q for the period
                                                              ended September 30, 2000

10(h)             Exchange Agreement dated September          Incorporated by reference to Exhibit
                  29, 2000 between Berger Holdings, Ltd.      10(b) to the Company's Quarterly
                  and Finova Mezzanine Capital Inc.           Report on Form 10-Q for the period
                                                              ended September 30, 2000

10(i)             Exchange Agreement dated January 12,        Incorporated by reference to Exhibit
                  2001 between Berger Holdings, Ltd.          10 to the amended Schedule 13D
                  and Argosy Investment Partners, L.P.        filed by Argosy Investment Partners,
                                                              L.P. on February 7, 2001

Exhibit
Number            Title                                                Method of Filing
------            -----                                                ----------------


10(j)*            Employment Agreement between                Filed Herewith
                  Berger Holdings, Ltd. and Theodore
                  A. Schwartz dated as of January 1, 2001


10(k)*            Employment Agreement between                Filed Herewith
                  Berger Holdings, Ltd. and Joseph F.
                  Weiderman dated as of January 1, 2001

10(l)*            Employment Agreement between                Filed Herewith
                  Berger Holdings, Ltd. and Paul L.
                  Speise, III dated as of January 1, 2001

10(m)*            Employment Agreement between                Filed Herewith
                  Berger Holdings, Ltd. and Francis E.
                  Wellock dated as of January 1, 2001

10(n)*            Form of Change of Control Agreement
                  dated as of January 1, 2001 between
                  Berger Holdings, Ltd. and each of
                  Theodore A. Schwartz, Joseph F.
                  Weiderman, Paul L. Spiese, III, Francis
                  E. Wellock, Denise C. Ashby, Richard
                  Falconio, David Stewart, and Gregory
                  J. Weiderman

10(o)*            Berger Holdings, Ltd. 1996 Stock            Incorporated by
                  Incentive Plan (amended at June 17,         reference to
                  1998 meeting of the Company's               Exhibit 4 to
                  shareholders)                               the Company's
                                                              Registration
                                                              Statement on
                                                              Form S-8
                                                              filed April 10,
                                                              1997

21                List of Subsidiaries of the Company         Filed Herewith

23                Consent of KPMG LLP                         Filed Herewith



*This exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

     All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)      Reports on Form 8-K:

         None.

                                 SIGNATURES
                                 ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of March, 2001.

                                    BERGER HOLDINGS, LTD.

                              By:  /S/ THEODORE A. SCHWARTZ
                                   ------------------------
                                    Theodore A. Schwartz
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                  TITLE                   DATE
---------                                  -----                   ----

/S/ THEODORE A. SCHWARTZ       Chief Executive Officer        March 14, 2001
-----------------------------  and Chairman of the Board
Theodore A. Schwartz           (Principal Executive Officer)


/S/ PAUL L. SPIESE, III        Director                       March 14, 2001
-----------------------------  Vice President
Paul L. Spiese, III

/S/ JOSEPH F. WEIDERMAN        President, Chief  Operating    March 14, 2001
-----------------------------  Officer and Director
Joseph F. Weiderman

/S/ LARRY FALCON               Director                       March 14, 2001
-----------------------------
Larry Falcon

/S/ JACOB I HAFT               Director                       March 14, 2001
-----------------------------
Jacob I. Haft, M.D.

/S/ JON M. KRAUT               Director                       March 14, 2001
-----------------------------
Jon M. Kraut, D.M.D.

/S/ JAY SEID                   Director                       March 14, 2001
-----------------------------
Jay Seid

/S/ JOHN PAUL KIRWIN, III      Director                       March 14, 2001
-----------------------------
John Paul Kirwin, III

/S/ FRANCIS E. WELLOCK, JR.    Chief Financial Officer        March 14, 2001
-----------------------------  (Principal Financial and
Francis E. Wellock, Jr.         Accounting Officer)

                             BERGER HOLDINGS, LTD.




                               TABLE OF CONTENTS



                                                           Page

Independent Auditors' Report                               F 1


CONSOLIDATED FINANCIAL STATEMENTS

  Balance Sheets as of December 31, 2000 and 1999        F 2 - F 3

  Statements of Operations for the years ended
    December 31, 2000, 1999 and 1998                       F 4

  Statements of Stockholders' Equity for the years ended
    December 31, 2000, 1999 and 1998                       F 5

  Statements of Cash Flows as of
    December 31, 2000, 1999 and 1998                    F 6 - F 7

  Notes to Consolidated Financial Statements            F 8 - F 22

                          INDEPENDENT AUDITORS' REPORT




Stockholders and Board of Directors
Berger Holdings, Ltd.
Feasterville, Pennsylvania


      We have audited the accompanying consolidated balance sheets of BERGER HOLDINGS, LTD. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BERGER HOLDINGS, LTD. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                         /S/ KPMG, LLP



Philadelphia, Pennsylvania
March 9, 2001

                             BERGER HOLDINGS, LTD.
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31
                                                                  ----------------------------------

ASSETS                                                                2000                  1999
                                                                  ------------          ------------
Current assets
     Cash and cash equivalents                                    $   306,912           $   107,116
     Accounts receivable, net of allowance for doubtful
        accounts of $30,000 in 2000 and 1999                        4,671,903             3,695,674
     Inventories                                                    6,994,548             5,619,008
     Prepaid and other current assets                                 679,379               542,307
     Deferred income taxes                                            384,125               370,760
                                                                  ------------          ------------

     Total current assets                                          13,036,867            10,334,865


Property, plant and equipment, net                                 11,067,983            10,796,886

Deferred income taxes                                                 858,512             1,440,419

Other assets, net of accumulated amortization of
     $859,304 in 2000 and $565,828 in 1999                          3,218,906             3,134,457

Goodwill, net of accumulated amortization of
     $1,827,214 in 2000 and $1,323,693 in 1999                     10,746,443             6,861,193
                                                                  ------------          ------------

                                                                  $38,928,711           $32,567,820
                                                                  ============          ============


          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.
                          CONSOLIDATED BALANCE SHEETS

                                                                             December 31
                                                                  ----------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                  2000                  1999
                                                                  ------------          ------------
Current liabilities
     Current maturities of long-term debt                         $ 1,877,804           $ 1,680,261
     Accounts payable                                               4,140,500             1,219,531
     Accrued expenses                                               2,136,885             1,334,052
                                                                  ------------          ------------
     Total current liabilities                                      8,155,189             4,233,844

Long-term debt                                                     18,940,883            16,388,606

Redeemable common stock, 125,000 shares                                    -                500,000

Commitments and contingencies                                              -                     -

Stockholders' equity
     Common stock, $.01 par value
        Authorized 20,000,000 shares
        issued and outstanding 5,739,736 shares in 2000
                        and 5,489,736 shares in 1999                   57,397                54,897
     Additional paid-in capital                                    17,690,226            17,168,980
     Accumulated deficit                                           (4,078,810)           (4,941,189)
                                                                  ------------          ------------
                                                                   13,668,813            12,282,688

     Less common stock subscribed                                    (482,916)             (482,916)
     Less 611,800 and 124,400 common shares of treasury
          stock in 2000 and 1999, respectively, at cost            (1,353,258)             (354,402)
                                                                  ------------          ------------

     Total stockholders' equity                                    11,832,639            11,445,370
                                                                  ------------          ------------

                                                                  $38,928,711           $32,567,820
                                                                  ============          ============


          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Year Ended December 31
                                             ------------------------------------------------------

                                                  2000                1999                1998
                                             --------------      --------------      --------------

Net sales                                   $ 46,200,662      $   40,101,367      $   35,704,573

Cost of sales                                 36,096,580          32,229,480          28,887,785
                                             --------------      --------------      --------------

Gross profit                                  10,104,082           7,871,887           6,816,788

Selling, administrative and general expenses   6,790,776           5,220,853           4,625,043
                                             --------------      --------------      --------------

Income from operations                         3,313,306           2,651,034           2,191,745

Interest expense                              (1,791,727)         (1,852,088)         (1,284,761)

Other income, net                                 18,703              24,517             136,643
                                             --------------      --------------      --------------

Income before income tax (benefit) and
         preferred stock dividend              1,540,282             823,463           1,043,627

Provision for income tax (benefit)               677,903             441,666            (647,201)
                                             --------------      --------------      --------------

Income before preferred stock dividend           862,379             381,797           1,690,828

Preferred stock dividend                              -                   -              400,000
                                              -------------      --------------      --------------

Net income available to common stockholders   $  862,379         $   381,797         $ 1,290,828
                                              =============      ==============      ==============

Basic earnings per share                           $0.16               $0.07               $0.24
                                              =============      ==============      ==============

Diluted earnings per share                         $0.16               $0.07               $0.22
                                              =============      ==============      ==============



          See accompanying notes to consolidated financial statements
                                      F-4

                             BERGER HOLDINGS, LTD.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                    Series A Convertible
                                                      Preferred Stock           Common Stock
                                                  --------------------- --------------------------
                                                                                                     Additional
                                                    Number                  Number                     Paid-in      Accumulated
                                                   of Shares   Amount      of Shares   Amount          Capital        Deficit
                                                  ------------ -------- -------------- ----------- --------------- --------------
Balance, January 1, 1998                           25,000     $ 250     5,228,973     $52,289     $19,562,462     $ (6,613,814)

Issuance of 15,000 shares of
     Series A convertible preferred stock          15,000       150            -           -        1,443,040             -

Exercise of 72,357 stock options                     -           -         72,357         724         108,712             -

Reduction of common stock subscribed                 -           -             -           -               -              -

Net income before preferred stock dividend           -           -             -           -               -         1,690,828

Preferred stock dividend                             -           -             -           -               -          (400,000)
                                                  ------------ -------- -------------- ----------- --------------- --------------

Balance, December 31, 1998                         40,000     $ 400     5,301,330     $53,013     $21,114,214     $ (5,322,986)

Conversion of preferred shares to debt            (40,000)     (400)           -           -       (3,999,600)            -

Exercise of 188,406 stock options                      -         -        188,406       1,884          54,366             -

Net income                                             -         -             -           -               -           381,797

Purchase of 124,400 shares treasury stock, at cost     -         -             -           -               -              -
                                                  ------------ -------- -------------- ----------- --------------- --------------

Balance, December 31, 1999                             -      $  -      5,489,736     $54,897     $17,168,980     $ (4,941,189)

Common shares issued                                   -         -        250,000       2,500         521,246             -

Net income                                             -         -             -           -               -           862,379

Purchase of 487,400 shares treasury stock, at cost     -         -             -           -               -              -
                                                  ------------ -------- -------------- ----------- --------------- --------------

Balance, December 31, 2000                             -      $  -      5,739,736     $57,397     $17,690,226     $ (4,078,810)
                                                  ============ ======== =============  =========== ==============  ==============

                                                                                    Common Stock
                                                      Treasury Stock                  Subscribed
                                                  ---------------------       --------------------------

                                                    Number                        Number
                                                   of Shares     Amount         of Shares     Amount
                                                  ------------ ----------    -------------- ---------
Balance, January 1, 1998                             -           -             367,500      $507,916

Issuance of 15,000 shares of
     Series A convertible preferred stock            -           -                  -           -

Exercise of 72,357 stock options                     -           -                  -           -

Reduction of common stock subscribed                 -           -             (20,000)      (25,000)

Net income before preferred stock dividend           -           -                  -           -

Preferred stock dividend                             -           -                  -           -
                                                  ------------ ----------    -------------- -----------
Balance, December 31, 1998                           -           -             347,500      $482,916

Conversion of preferred shares to debt               -           -                  -           -

Exercise of 188,406 stock options                    -           -                  -           -

Net income                                           -           -                  -           -

Purchase of 124,400 shares treasury stock, at cost  124,400   $  (354,402)          -           -
                                                  ------------ ----------    -------------- -----------
Balance, December 31, 1999                          124,400   $  (354,402)     347,500      $482.916

Common shares issued                                   -         -                  -           -

Net income                                             -         -                  -           -

Purchase of 487,400 shares treasury stock, at cost  487,400   $  (998,856)          -           -
                                                  ------------ ----------    -------------- -----------
Balance, December 31, 2000                          611,600   $(1,353,258)      347,500     $482,916
                                                  ============ ==========    ============== ===========

          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Year Ended December 31
                                                        ------------------------------------------------------
                                                                 2000             1999                1998
                                                        ----------------    ---------------    ---------------
Cash flows from operating activities
    Net income before preferred stock dividend              $  862,379        $   381,797        $ 1,690,828
    Adjustments to reconcile net income to net cash
        provided by (used in) operating activities
            Deferred income taxes                              568,542            404,022           (647,201)
            Depreciation and amortization                    2,436,741          1,973,240          1,645,673
            Decrease in accounts receivable allowance             -                  -               (13,000)
            Decrease in inventory reserve                         -              (100,000)              -
    Change in operating assets and liabilities, excluding
        acquisitions
            Accounts receivable                               (298,629)           233,184           (726,341)
            Inventories                                       (450,230)         1,033,412           (189,212)
            Other current and long-term assets                (174,849)          (559,697)          (851,572)
            Accounts payable                                 2,481,885            258,578            709,860
            Accrued expenses                                   485,069            192,119            679,911
                                                        ----------------    ---------------    ---------------

Net cash provided by operating activities                    5,910,908          3,816,655          2,298,946
                                                        ----------------    ---------------    ---------------

Cash flows from investing activities
    Acquisition of companies, net of cash acquired          (6,001,584)              -           (13,675,401)
    Acquisition of property and equipment, net of
        retirements                                         (1,234,238)        (1,165,314)        (2,381,810)
                                                        ----------------    ---------------    ---------------

    Net cash used in investing activities                   (7,235,822)        (1,165,314)       (16,057,211)
                                                        ----------------    ---------------    ---------------

Cash flows from financing activities
    Dividends paid                                                  -                  -            (400,000)
    Net proceeds (repayments) from working capital line      1,953,401           (792,707)         5,176,618
    Net proceeds (repayments) from equipment term loan        (556,546)          (531,996)         1,186,668
    Proceeds from long-term debt                             1,996,915          2,380,539          4,020,986
    Loan and mortgage repayments                              (643,950)        (3,451,794)        (2,064,945)
    Proceeds from issuance of stock, private placements,
        stock warrants and stock options                            -              56,250          1,634,286
    Costs of raising capital                                        -                  -             (56,810)
    Net payment for redeemable common stock                   (226,254)                -                  -
    Repurchase of common stock                                (998,856)          (354,402)                -
                                                        ----------------    ---------------    ---------------

Net cash provided by (used in) financing activities          1,524,710         (2,694,110)         9,496,803
                                                        ----------------    ---------------    ---------------

Net increase (decrease) in cash                                199,796            (42,769)        (4,261,462)

Cash and cash equivalents, beginning of year                   107,116            149,885          4,411,347
                                                        ----------------    ---------------    ---------------

Cash and cash equivalents, end of year                      $  306,912        $   107,116        $   149,885
                                                        ================    ===============    ===============

          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


(continued)

                                                                        Year Ended December 31
                                                            ------------------------------------------
                                                                 2000           1999          1998
                                                            -------------   ------------   -----------
SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

      Cash paid during the year for interest                 $1,791,727       $1,852,088    $1,284,761

      Cash paid during the year for taxes                    $   54,000       $   37,337    $   23,890
                                                            =============   ============   ===========

      The Company entered into capital leases aggregating $700,288, $380,539, and $520,986 in the years 2000, 1999, and 1998, respectively.



          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS ORGANIZATION

            The Company operates primarily from three manufacturing facilities located in Feasterville, PA, Keller, TX and Atlanta, GA. The Company operates one business segment producing aluminum, galvanized steel and copper roof drainage and specialty architectural metal products. The Company sells to wholesale building product distributors and contractors throughout the United States, its territories and Canada. The Company routinely grants credit to these distributors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

            The financial statements include the accounts of the Company and its wholly owned subsidiaries, Berger Financial Corporation, Berger Bros Company, CopperCraft, Inc. and Walker Metal Products, Inc. All significant intercompany transactions and balances have been eliminated.

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

      SEGMENT DISCLOSURES

            The Company has one operating segment. This one operating segment is engaged in the production of aluminum, galvanized steel, painted steel and copper roof drainage and specialty metal architectural products. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measuring of performance.

         RECLASSIFICATION

            Certain balances have been reclassed to conform to the current year presentation. In 2000 the Company reclassified shipping and handling revenue to Net Revenue.

         MANAGEMENT'S JUDGMENTS AND ACCOUNTING ESTIMATES

            The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities

                             BERGER HOLDINGS, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

   and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3. ACQUISITIONS

            On October 31, 2000, the Company purchased all of the outstanding shares of the common stock of Walker Metal Products, Inc., a Georgia corporation (Walker). As consideration, the Company paid $4,176,537 consisting of $3,000,000 in cash, a note payable of $800,000 and assumed liabilities of $376,537. Walker reported sales of $4,200,000 and net income of $50,000 (net of Officers' withdrawals) for the fiscal year ending September 30, 2000. The Company utilized funds obtained from its Credit Facility to acquire Walker. The acquisition was accounted for as a purchase and the excess of the purchase price over the the fair value of the assets (goodwill) is being amortized on a straight-line basis generally over 20 years.

            On March 31, 2000, the Company purchased all of the outstanding shares of the common stock of CopperCraft, Inc., a Texas corporation (CopperCraft). As consideration, the Company paid $2,642,410 consisting of $1,740,822 in cash, a note payable of $512,500 and assumed liabilities of $389,088. CopperCraft reported sales of $2,400,000 and net income of $150,000 for the fiscal year ending December 31, 1999. The Company utilized funds obtained from its credit facility to acquire CopperCraft. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) is being amortized on a straight-line basis generally over 20 years.

             The following table presents the unaudited pro forma results of operations as if the acquisition of Walker and CopperCraft had occurred at the beginning of 2000 after giving effect to certain adjustments, including amortization of goodwill and increased interest expense. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or results which may occur in the future.

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS (continued)

                               Year Ended December 31,
                                         2000
                                --------------------
   Net Sales                             $50,300,662
                                ====================


   Net Income                            $   941,546
                                ====================


   Earnings Per Share
        Basic                            $       .18
                                ====================
        Diluted                          $       .18
                                ====================

4. INVENTORIES

            Inventories are valued at the lower of cost or market. Cost is determined using a weighted average calculation.

            As of December 31, 2000 and 1999, inventories consist of the following:

                                                         2000                    1999
                                                   --------------          --------------

   Raw materials                                       $4,249,060              $3,515,537
   Finished goods                                       2,591,824               2,008,856
   Packaging materials and supplies                       153,664                  94,615
                                                   --------------          --------------


                                                       $6,994,548              $5,619,008
                                                   ==============          ==============

5. PROPERTY AND EQUIPMENT

            As of December 31, 2000 and 1999, property and equipment consists of the following:

                                                       2000                       1999
                                                ----------------          -----------------

   Land                                              $   485,000                $   485,000
   Building                                            5,497,197                  5,497,197
   Machinery                                           8,850,370                  8,105,217
   Furniture and fixtures                              1,726,841                  1,463,725
   Trucks and autos                                    1,213,906                    966,120
   Dies                                                1,248,873                  1,098,502
   Leasehold improvements                              1,991,215                  1,522,661
                                                ----------------          -----------------
                                                      21,013,402                 19,138,422

   Less accumulated depreciation                       9,945,419                  8,341,536
                                                ----------------          -----------------

                                                     $11,067,983                $10,796,886
                                                ================          =================

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. PROPERTY AND EQUIPMENT (continued)

            Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $1,620,504, $1,289,357 and $1,022,569, respectively.

            Total cost of machinery under capital leases included above as of December 31, 2000 and 1999 was $1,667,809 and $1,030,104, respectively.
   Accumulated depreciation for machinery under capital leases included above as of December 31, 2000 and 1999 was $576,949 and $280,579, respectively.

6. OTHER ASSETS

            As of December 31, 2000 and 1999, other assets consist of the following:

                                                         2000                  1999
                                                  --------------        --------------
   Patents and customer lists, net                    $1,264,979            $1,377,866
   Non-compete agreements, net                         1,071,428             1,161,905
   Capitalized acquisition costs, net                    592,241               594,686
   Other long term assets                                290,258                     -
                                                  --------------        --------------

                                                      $3,218,906            $3,134,457
                                                  ==============        ==============

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT

            As of December 31, 2000 and 1999, long-term debt consisted of the following:

                                                                                      2000                    1999
                                                                              ------------------      ------------------

$15,000,000 revolving line-of-credit expiring in January,
  2003.  Interest is due monthly at prime less 1/2% (prime was 9.5% as of December 31, 1999).  This line is collateralized by 85% of eligible accounts receivable, 50% of eligible inventory, and any
  remaining uncollateralized property and equipment.                                 $ 7,784,988              $5,831,587

10.0% subordinated convertible debenture, due December 31,
  2003, interest is payable quarterly through maturity (see Note 17).                  1,500,000               1,500,000

11.0% subordinated debenture, due December 29, 2003,
  interest is payable quarterly through maturity (see Note 17).                        2,500,000               2,500,000

Mortgage note payable, principal and interest (7.25%)
  due in monthly payments of approximately $27,400 through March, 2008
  with a balloon of $1,431,391 due then.                                               2,696,404               2,824,461

Term loan, payable in 33 monthly installments of $60,606
  plus interest at prime less 1/2% through December, 2002.  This loan is
  uncollateralized.                                                                    1,454,600               2,000,000

Term loans, payable in monthly installments of $53,487
  plus interest at prime less 1/2% through January 2002, and a balloon payment of $272,016 due January, 2002.  Monthly payments of $9,154 plus interest at prime less 1/2% from February, 2002 through November
  1, 2005.  Monthly payments of $2,746 plus interest at prime less 1/2%
  through April 1, 2005.  These loans are collateralized by machinery
  and equipment.                                                                       1,856,858               1,868,004

Capital leases, due in monthly installments of approximately
  $40,198, including interest, ranging from 0.90% to 9.37% through 2005;
  collateralized by certain equipment.                                                 1,213,337                 765,542

12.25% subordinated debenture, due December 31, 2003,
  interest is payable quarterly through maturity
  (see Note 17).                                                                         500,000                 500,000

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. LONG-TERM DEBT (continued)

Note payable to previous owner in connection with an
   acquisition of assets, due on March 31, 2002 plus quarterly
   installments of interest at 7.0% through March 31, 2002.                                512,500                      -

Note payable to previous owner in connection with an
   acquisition of assets, due on January 31, 2004 plus quarterly
   installments of interest at 7.0% through January 31, 2004.                              800,000                      -

Notes payable in connection with various acquisitions of
  assets.  Due in quarterly installments of $279,273 plus interest at
  9.5% and 8.75%, respectively, through March 1, 2000.                                           -                279,273
                                                                              --------------------     ------------------
                                                                                        20,818,687             18,068,867

  Less current maturities                                                                1,877,804              1,680,261
                                                                              --------------------     ------------------

                                                                                       $18,940,883            $16,388,606
                                                                              ====================     ==================


            Scheduled annual maturities of long-term debt as of December 31, 2000 are as follows:


        Year Ending December 31
---------------------------------------
              2001                              $ 1,877,804
              2002                                2,407,999
              2003                               13,181,320
              2004                                1,181,137
              2005                                  273,515
           Thereafter                             1,896,912
                                               ----------------
                                                $20,818,687
                                               ================

            Scheduled annual maturities of capital leases as of December 31, 2000 are as follows:

        Year Ending December 31
---------------------------------------
              2001                              $   371,108
              2002                                  378,284
              2003                                  355,406
              2004                                  100,303
              2005                                    8,236
           Thereafter                                     -
                                               ----------------
                                                 $ 1,213,337
                                               ================

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. ACCRUED EXPENSES

            As of December 31, 2000 and 1999, accrued expenses consist of the following:

                                                                  2000                     1999
                                                          ---------------          ---------------
 Payroll and related expenses                                  $  280,552               $  120,365
 Accrued customer rebates                                         828,379                  573,796
 Other accrued expenses                                         1,027,954                  639,891
                                                          ---------------          ---------------

 Total accrued expenses                                        $2,136,885               $1,334,052
                                                          ===============          ===============

9.    INCOME TAXES
            The sources of temporary differences and the tax effect of each as of December 31, 2000 and 1999 as follows:

                                                       2000                  1999
                                              -----------------     -----------------
 Inventory reserves                                  $   17,250            $   17,250
 Net operating loss carryforwards                     1,394,000             1,941,533
 Depreciation and other                                (168,613)             (147,604)
                                              -----------------     -----------------

   Total net deferred tax asset                      $1,242,637            $1,811,179
                                              =================     =================

            The net deferred asset has been recognized on the balance sheet as follows:

                                              December 31
                                      2000                  1999
                              -------------------      ----------------
 Current portion                       $  384,125            $  370,760
 Noncurrent portion                       858,512             1,440,419
                              -------------------      ----------------

                                       $1,242,637            $1,811,179
                              ===================      ================

            As of December 31, 2000, the Company had net operating loss carryforwards of approximately $4,100,000, expiring through 2010.

            Provision for income taxes (benefit) for 2000, 1999 and 1998 were as follows:

                                                          2000                  1999                    1998
                                                     ---------------      ----------------       -----------------

 Current federal tax expense                                $ 32,000              $ 13,467              $   15,000
 Current state tax expense                                    77,361                24,177                  53,000
  Deferred tax expense                                       568,542               404,022                 308,603
 Valuation allowance reduction                                     -                     -      (        1,023,804)
                                                     ---------------      ----------------       -----------------

 Provision for income tax (benefit)                         $677,903              $441,666      (       $  647,201)
                                                     ===============      ================       =================

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES (Continued)

            Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were.

Years Ended December 31,
                                              2000     1999     1998
                                              -----    -----   ------
      Taxes at U.S. Federal statutory rate    34.00%   34.00%   34.00%
      State income taxes,
         net of federal benefit                5.40%    3.52%    3.35%
      Other, net                              (0.87%)   6.64%   (1.26%)
      Permanent differences and
         valuation allowance reduction         5.48%    9.47%   (98.1%)
                                              -----    -----   ------
                                              44.01%   53.63%  (62.01%)
                                              =====    =====   ======

            Certain gains which were recognized as a result of the Company's emergence from bankruptcy are not considered taxable income for either federal or state purposes. Additionally, gains recognized from exchanging debt for common stock are not considered taxable income. However, these gains reduce prior years' net operating loss carryforwards.

            In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, along with reasonable and prudent tax planning strategies and the expiration dates of carryforwards, as of December 31, 2000 management believes it is more likely than not the Company will realize the benefits of these deductible differences.

10.   COMMON STOCK SUBJECT TO REPURCHASE AGREEMENTS

            During 1998, the Company issued 125,000 shares of common stock valued at $500,000 in connection with the acquisition of the roof drainage manufacturing segment of Benjamin Obdyke, Inc. In conjunction with the transaction, the Company entered into a repurchase agreement whereby the holder of the common stock has the option to require the Company to repurchase the stock at $4.00. These shares have been classified as redeemable common stock in the consolidated financial statements. On January 21, 2000, the holder of the common stock exercised its option to receive cash proceeds of $500,000. The holder sold the 125,000 shares of common stock at $2.25 per share to an unrelated third party. The remaining $226,254, including transfer fees, was paid by the Company.

            On December 20, 2000 the holder of common stock subject to the holder's right to require the the Company to purchase the shares exercised that right, and the Company purchased the 125,000 shares of common stock at $2.00 per share.

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. EARNINGS PER SHARE

            Basic and diluted earnings per share for the years 1998 through 2000 are as follows:

                                                  2000                      1999                     1998
                                             ----------------         -----------------         ----------------
 Basic earnings per share
   Net income available to
         common stockholders                       $  862,379                $  381,797               $1,290,828    (1)
                                             ----------------         -----------------         ----------------
   Weighted average common
         shares outstanding                         5,364,497                 5,483,726                5,367,546
                                             ----------------         -----------------         ----------------
 Basic earnings per share                          $     0.16                $     0.07               $     0.24
                                             ================         =================         ================
 Diluted earnings per share
      Income before preferred
            stock dividend                         $  862,379                $  381,797               $1,690,828
                                             ----------------         -----------------         ----------------
     Add back interest expense net of
      tax effect on dilutive shares                $  189,000                $  208,000                      -0-
                                             ----------------         -----------------         ----------------
     Diluted Net Income                            $1,051,379                $  589,797               $1,690,828
   Weighted average common
    shares outstanding                              5,364,497                 5,483,726                5,367,546

   Add:  effect of vested and non-
             vested dilutive securities               597,311                   956,293                1,214,442
   Add:  effect of convertible
    debt shares                                       794,118                   941,177                  941,177
                                             ----------------         -----------------         ----------------
                                                    6,755,925                 7,381,196                7,523,165
                                             ================         =================         ================
 Diluted earnings per share (2)                    $     0.16                $     0.07               $     0.22
                                             ================         =================         ================

(1)  Included in December 31, 1998's net income is a tax credit for $647,201.
(2) Diluted earnings per share cannot be antidilutive or show additional income.

            Stock equivalents which were exercisable at prices greater than the average market price of the common shares during the year have been excluded from the computation since the effect would be anti-dilutive. As of December 31, 2000, there were 307,600 options meeting this criterion.

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK OPTIONS

            The Company may grant stock options to key executives, directors, management personnel, other employees and consultants under its stock option plan and under various grants made outside the plan. Grants of stock options for the periods indicated were as follows:

                                                      Wtd. Avg.                   Wtd. Avg.                   Wtd. Avg.
                                           2000         Price          1999         Price          1998         Price
                                      -------------------------   -------------------------   -------------------------
 Outstanding as of beginning
      of year                           2,375,350         $1.75          2,341,450    $1.73         $1.71     2,449,248

 Options granted                          645,000         $2.00        37,400         $2.25             -             -

 Options exercised or canceled       (     53,900)        $2.64  (      3,500)        $1.78  (    107,798)        $1.51
                                      -----------                 -----------                 -----------

 Outstanding as of December 31          2,966,450         $1.78     2,375,350         $1.75     2,341,450         $1.73
                                        =========                   =========                   =========

 Exercisable as of December 31          2,371,450         $1.73     1,890,350         $1.76     1,341,450         $1.76
                                        =========                   =========                   =========

         The following table summarizes information about stock options outstanding as of December 31, 2000:

                                             Weighted
                                             Average
                         Number             Remaining            Weighted                                Weighted
   Range of                Of                Years of            Average              Number             Average
   Exercise             Options            Contractual           Exercise           Of Options           Exercise
    Price             Outstanding              Life               Price            Exercisable            Price
--------------     ----------------     ----------------     --------------     ----------------     --------------

$1.00-$2.99               2,774,000                 7.92              $1.62            2,179,450              $1.52
$3.00-$3.99                 162,450                 5.36              $3.40              162,450              $3.40
$4.00-$4.55                  30,000                 2.00              $4.55               30,000              $4.55
                   ----------------                                             ----------------

                          2,966,450                                                    2,371,450
                   ================                                             ================

            The Company did not recognize compensation costs for stock based compensation awards in 2000, 1999 and 1998. The Company accounts for such compensation under the provisions of Accounting Principles Board Opinion No.
   25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards granted in 2000, 1999 and 1998 consistent with SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), there would have been no change to income available to common stockholders or earnings per share.

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



13. COMMON STOCK AND WARRANTS

            In January 1998, the Company issued 50,000 warrants to the previous owners of Obdyke's metal division at an exercise price of $4.42. The warrants were immediately exercisable and expired on January 2, 2000.

            In January 1998, in connection with the purchase of certain Obdyke assets the Company issued 300,000 warrants at an exercise price of $4.25. In January, 1998 and December 1997, the Company issued 40,000 shares of Series A Convertible Preferred Stock for $100 per share. These shares had a $100 per share liquidating preference. Effective as of January 1, 1999, the 40,000 shares of Series A Preferred Stock were exchanged for 10% Subordinated Convertible Debentures (10% debentures) due January 2, 2004. The 10% debentures were convertible at any time into 23.53 common shares for each $100 of 10% debentures outstanding on the conversion date subject to specified anti-dilution adjustments. The 10% debentures are pre-payable only when the Company's common stock trades above $9.00 per share for 10 consecutive days. Simultaneously with the exchange of the Series A Preferred Stock, the Company extended the exercise date on the 300,000 common stock warrants from January 2, 2003 to December 31, 2003.

            Effective September 30, 2000, the Company entered into an agreement pursuant to which: (a) the Company's 10% Convertible Subordinated Debenture in the principal amount of $2,500,000 was amended and restated to (i) increase the interest rate from 10% to 11%, (ii) delete the conversion provisions, and (iii) provide for a prepayment premium; (b) a stock purchase warrant for the purchase of 240,000 shares of the Company's common stock held was canceled; and (c) 125,000 unregistered shares of the Company's common stock were issued to the holder of the above debenture. On December 20, 2000, after the holder of the 125,000 shares exercised its right to require the Company to purchase those shares, the Company purchased all 125,000 shares at $2.00 per share.

            Effective January 12, 2001, the Company entered into an agreement pursuant to which the holder surrendered the Company's 12.25% Subordinated Debenture in the principal amount of $500,000 and was issued 250,000 shares of the Company's common

                             BERGER HOLDINGS, LTD.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. COMMON STOCK AND WARRANTS (Continued)

   stock. The holder also surrendered a warrant for the purchase of 60,000 shares of the Company's common stock and agreed to the amendment and restatement of the Company's 10% Convertible Subordinated Debenture in the principal amount of $1,500,000 to delete the conversion provisions.

        Effective February 7, 2001, the Company purchased from four individuals certain options for the purchase of an aggregate of 100,000 shares of the Company's common stock at exercise prices ranging from $3.25 to $4.65 per share. The purchase price paid by the Company for these warrants was $0.25 per warrant, for a total consideration of $25,000.

  Stock warrant transactions are summarized as follows:

                                                              Stock            Wt Avg Price
                                                            Warrants           per Warrant
                                                        --------------      ----------------
 Outstanding, January 1, 1998                                  375,000                 $1.53
   Issued                                                      350,000                  4.27
                                                        --------------      ----------------

 Outstanding, December 31, 1998                                725,000                  2.86
   Exercised and expired                                      (425,000)                 1.87
                                                        --------------      ----------------

 Outstanding, December 31, 1999                                300,000                 $4.25
   Exercised, expired or cancelled                            (240,000)                 4.25
                                                        --------------      ----------------


 Outstanding, December 31, 2000                                 60,000                 $4.25
                                                        ==============      ================

            At December 31, 2000, $482,916 is due from officers and one director for stock subscribed, relating to loans for the exercise of options and the purchase of stock.

14. COMMITMENTS AND CONTINGENCIES

            The Company leases certain real property and equipment under noncancellable operating leases. Under certain leasing arrangements, the Company pays property taxes, insurance and maintenance related to the leased property. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $907,156, $833,464 and $614,077, respectively. As of December 31, 2000, minimum rental commitments under long-term, noncancellable operating leases are as follows:

    Year Ending December 31
-------------------------------
             2001                          $1,051,324
             2002                           1,049,620
             2003                             547,791
             2004                             180,237
             2005                              88,959
          Thereafter                                -
                                       --------------

                                           $2,917,931
                                       ==============

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.COMMITMENTS AND CONTINGENCIES (Continued)


            The Company's current involvement in legal proceedings are those which arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial position, results of operation, or liquidity of the Company.

           The Company participates in a multi-employer pension plan covering substantially all of its union employees. The union employees comprise 51% of the Company's workforce, which are represented by two unions. The Company makes monthly payments as required into the multi-employer plan trust established for union employees. Under the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plan's unfunded vested benefits liability. The Company's share of the unfunded liability relating to Local 107 Multi-Employer Pension Plan, is approximately $50,000. The Company's share of the unfunded liability relating to Local 169's Multi-Employer Pension Plan is approximately $238,000. The Company's union agreements expire on December 31, 2001.

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

      Long-Term Debt

            The fair value of the Company's long-term debt is estimated based on the current rates available to the Company for debt of the same remaining maturities. As of December 31, 2000, the carrying value of this debt, aggregating $20,818,687 approximates the fair value.

17. SUBSEQUENT EVENTS

Effective September 30, 2000, the Company entered into an agreement pursuant to which: (a) the Company's 10% Convertible Subordinated Debenture in the principal amount of $2,500,000 was amended and restated to (i) increase the interest rate from 10% to 11%, (ii) delete the conversion provisions, and
   (iii) provide for a prepayment premium; (b) a stock purchase warrant for the purchase of 240,000 shares of the

                             BERGER HOLDINGS, LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   SUBSEQUENT EVENTS (Continued)

   Company's common stock held was canceled; and (c) 125,000 unregistered shares of the Company's common stock were issued to the holder of the above debenture. On December 20, 2000, after the holder of the 125,000 shares exercised its right to require the Company to purchase those shares, the Company purchased all 125,000 shares at $2.00 per share.

            Effective January 12, 2001, the Company entered into an agreement pursuant to which the holder surrendered the Company's 12.25% Subordinated Debenture in the principal amount of $500,000 and was issued 250,000 shares of the Company's common stock. The holder also surrendered a warrant for the purchase of 60,000 shares of the Company's common stock and agreed to the amendment and restatement of the Company's 10% Convertible Subordinated Debenture in the principal amount of $1,500,000 to delete the conversion provisions.

            Effective February 7, 2001, the Company purchased from four individuals certain warrants for the purchase of an aggregate of 100,000 shares of the Company's common stock at exercise prices ranging from $3.25 to $4.65 per share. The purchase price paid by the Company for these warrants was $0.25 per warrant, for a total consideration of $25,000.

18.  SUPPLEMENTARY INFORMATION (UNAUDITED)

         This table summarizes the unaudited results of operations for each quarter of 2000 and 1999.

                                   First             Second            Third             Fourth                 2000
                              ---------------   ----------------  ----------------  ----------------        -----------
2000
Net Sales                          $8,874,487        $11,938,253       $12,658,223       $12,729,699        $46,200,662
Operating income                      497,564          1,021,159         1,050,411           744,172          3,313,306
Income available to
 common stockholders                   49,805            298,191           315,140           199,243            862,379

Basic earnings
        per share                  $      .01        $       .06       $       .06       $       .03        $       .16
Diluted earnings
        per share                  $      .01        $       .05       $       .05       $       .03        $       .16

                                   First             Second            Third             Fourth                    1999
                              ---------------   ----------------  ----------------  ----------------        -----------
1999
Net Sales                          $8,207,982        $11,091,149       $10,786,635       $10,015,601        $40,101,367
Operating income                      397,849          1,246,186           788,807           218,192          2,651,034
Income (loss) available
 to common stockholders               (46,497)           505,061           210,567          (287,334)           381,797

Basic earnings (loss)
        per share                  $    (0.01)       $      0.09       $      0.04       $     (0.05)       $      0.07
Diluted earnings (loss)
        per share                  $    (0.01)       $      0.08       $      0.04       $     (0.05)       $      0.07

          The sum of quarterly earnings per common share may differ from full-year amounts due to changes in the number of shares outstanding during the year.