Form 10-Q
period 2001-03-31
BERGER HOLDINGS LTD
filed 2001-05-14
CIK 706777

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                      or
              _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

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

        As of May 7, 2001, the Registrant had outstanding 5,367,836 shares of its common stock, par value $0.01 per share (the "Common Stock").

                             BERGER HOLDINGS, LTD.

INDEX
PART I FINANCIAL INFORMATION
     Item 1.  Condensed Consolidated Balance
              Sheets at March 31, 2001 (unaudited)
              and December 31, 2000                                           3

              Condensed Consolidated Statements of
              Operations (unaudited) for the three-month
              periods ended March 31, 2001 and 2000                           4

              Condensed Consolidated Statements
              of Cash Flows (unaudited) for the three-month
              periods ended March 31, 2001 and 2000                           5

              Notes to Condensed Consolidated
              Financial Statements                                            6

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations                                       7

     Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                               9

PART II OTHER INFORMATION

     Item 1.  Legal Proceedings                                               10

     Item 2.  Changes in Securities and Use of Proceeds                       10

     Item 3.  Defaults Upon Senior Securities                                 10

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                                10

     Item 5.  Other Information                                               11

     Item 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                    12

                             BERGER HOLDINGS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                              March 31,                  December 31,
       ASSETS                                                                   2001                        2000
                                                                             (unaudited)                  (audited)
                                                                    --------------------------------------------------
Current assets
   Cash and cash equivalents                                                  $   121,409                $   306,912
   Accounts receivable, net of allowance for doubtful
    accounts of $57,000 in 2001 and $30,000 in 2000                             4,937,453                  4,671,903
   Inventories                                                                  5,935,469                  6,994,548
   Prepaid and other current assets                                               782,352                    679,379
   Deferred income taxes                                                          384,125                    384,125
                                                                    ------------------------------------------------

  Total current assets                                                         12,160,808                 13,036,867

   Property, plant and equipment, net                                          10,969,926                 11,067,983
   Deferred income taxes                                                        1,074,091                    858,512
   Other assets, net                                                            3,165,709                  3,218,906
   Goodwill, net                                                               10,627,569                 10,746,443
                                                                    ------------------------------------------------

   Total assets                                                               $37,998,103                $38,928,711
                                                                    ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long term debt                                       $ 1,876,604                $ 1,877,804
   Accounts payable                                                             4,019,307                  4,140,500
   Accrued expenses                                                             1,773,625                  2,136,885
                                                                    ------------------------------------------------

   Total current liabilities                                                    7,669,536                  8,155,189

Long term debt                                                                 18,212,774                 18,940,883
Commitments and contingencies                                                           -                          -

Stockholders' equity
   Preferred Stock                                                                      -                          -
   Common stock $.01 par value
     Authorized 20,000,000 shares
     Issued and outstanding 5,989,736 shares in 2001
        and 5,739,736 shares in 2000                                               59,897                     57,397
    Additional paid-in-capital                                                 18,187,726                 17,690,226
    Accumulated deficit                                                        (4,284,583)                (4,078,810)
                                                                    ------------------------------------------------

                                                                               13,963,040                 13,668,813

    Less common stock subscribed                                                 (482,916)                  (482,916)
    Less treasury stock at cost
      617,900 shares in 2001 and 611,800 shares in 2000                        (1,364,331)                (1,353,258)
                                                                    ------------------------------------------------


   Total stockholders' equity                                                  12,115,793                 11,832,639
                                                                    ------------------------------------------------

   Total liabilities and stockholders' equity                                 $37,998,103                $38,928,711
                                                                    ================================================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               Three Months Ended March 31,
                                                                            2001                       2000
                                                                     ---------------------       --------------------
Net sales                                                                 $      10,382,737           $      8,903,868

Cost of sales                                                                     8,392,007                  7,139,535
                                                                      ---------------------       --------------------

     Gross profit                                                                 1,990,730                  1,764,333

Selling, administrative and general expenses                                      1,925,089                  1,266,769
                                                                      ---------------------       --------------------

     Income from operations                                                          65,641                    497,564

Interest expense                                                                   (446,493)                  (399,747)

Other (expenses) income, net                                                         13,400                     (2,052)
                                                                      ---------------------       --------------------

     Income (loss) before income tax                                               (367,452)                    95,765

Provision for income tax (benefit)                                                 (161,679)                    45,960
                                                                      ---------------------       --------------------

     Net income (loss)                                                  $          (205,773)         $          49,805
                                                                      =====================       ====================

Basic earnings (loss) per share                                         $              (.04)         $             .01
                                                                      =====================       ====================

Weighted average common shares outstanding                                        5,341,676                  5,456,138
                                                                      =====================       ====================

Diluted earnings (loss) per share                                       $              (.04)         $             .01
                                                                      =====================       ====================

     Weighted average common shares outstanding                                   5,341,676                  5,456,138
     Add: effect of vested and non-vested dilutive securities                       360,376                    790,627
     Add: effect of convertible debt and preferred stock                             11,604                    941,177
                                                                      ---------------------       --------------------

Diluted weighted average common shares outstanding                                5,713,656                  7,187,942
                                                                      =====================       ====================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                       Three Months Ended March 31,
                                                                                          2001             2000
                                                                                      -------------------------------
Cash flows from operating activities
    Net income (loss)                                                                   $   (205,773)     $    49,805

     Adjustments to reconcile net income to net cash provided by (used in) operating activities

         Deferred Income Taxes                                                              (215,579)          45,960
         Depreciation and amortization                                                       556,697          489,989
         Increase in accounts receivable allowance                                            27,000                -
         Gain on disposition of assets                                                        (5,008)               -
     Change in operating assets and liabilities, excluding acquisitions
         Accounts receivable                                                                (292,550)        (385,665)
         Inventories                                                                       1,059,079         (545,252)
         Other current and long-term assets                                                 (154,740)          38,275
         Accounts payable and accrued expenses                                              (484,453)       1,469,033
                                                                                      -------------------------------

Net cash provided by operating activities                                                    284,673        1,162,145
                                                                                      -------------------------------

Cash flows from investing activities
     Acquisition of subsidiary company, net of cash acquired                                       -       (2,202,585)
     Acquisition of property and equipment, net of retirements                              (229,793)        (314,159)
                                                                                      -------------------------------

Net cash used in investing activities                                                       (229,793)      (2,516,744)
                                                                                      -------------------------------

Cash flows from financing activities
     Proceeds from long term debt used for acquisition                                             -        2,253,322
     Proceeds (repayments) working capital line                                              243,724         (187,067)
     Repayments equipment term loan                                                         (342,261)        (132,999)
     Proceeds from long term debt                                                                  -          108,118
     Repayments of long term debt                                                           (130,772)        (361,562)
     Net payment for redeemable common stock                                                       -         (226,254)
     Repurchase of common stock                                                              (11,074)         (83,021)
                                                                                      -------------------------------

Net cash provided by (used in) financing activities                                         (240,383)       1,370,537
                                                                                      -------------------------------

Net increase (decrease) in cash                                                             (185,503)          15,938

Cash, beginning of period                                                                    306,912          107,116
                                                                                      -------------------------------

Cash, end of period                                                                     $    121,409      $   123,054
                                                                                      ===============================

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                                $    446,493      $   399,747
                                                                                      ===============================

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

     The financial statements include the accounts of Berger Holdings, Ltd. (the "Company") and its wholly owned subsidiaries, Berger Financial Corporation, Berger Bros Company, CopperCraft, Inc. and Walker Metal Products, Inc. All inter-company transactions and balances have been eliminated.

     Certain balances have been reclassified to conform to the current year presentation. The Company reclassified shipping and handling revenue to Net Sales for the period ending March 31, 2000.


Note 2.   Inventories:

          Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

          Components of inventories at March 31, 2001 and December 31, 2000 consisted of the following:

                                               March 31, 2001          December 31, 2000
                                              ----------------        -------------------
Raw materials and packaging                      $  3,257,750               $  4,448,724
Finished goods                                      2,677,719                  2,545,824
                                               --------------            ---------------
          Total inventories                      $  5,935,469               $  6,994,548
                                               ==============            ===============


Note 3.    Income Taxes:

     Consolidated income tax benefit for the three-month period ended March 31, 2001 results in an effective benefit of 44%, while during the same period in 2000 the Company reported an income tax rate of 48%. This change in the effective income tax rate is primarily due to permanent differences created by the goodwill amortization from prior acquisitions of companies. The Company had approximately $4,100,000 federal income tax net operating loss carryforward available at March 31, 2001.


Note 4.   Treasury Stock:

     On May 18, 1999, the Company's Board of Directors authorized the repurchase of up to 540,000 shares, or approximately 10%, of Common Stock. On September 20, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 520,000 shares for a total of 1,060,000 shares, or approximately 20%, of Common Stock. As of May 7, 2001, the Company had repurchased 621,900 shares. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Board of Directors. The amount and timing of the repurchases will depend on market conditions and other factors.

Note 5.   Derivative Financial Instruments:

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 and No. 138 "Accounting for Derivative Instruments and Hedging Activities." The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As of March 31, 2001 the Company has no outstanding derivative instruments or hedging activities.

Note 6.   Debt Conversion:

     On January 12, 2001, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Argosy Investment Partners, L.P. ("Argosy") pursuant to which Argosy surrendered the Company's 12.25% Subordinated Debenture in the principal amount of $500,000 held by Argosy and was issued 250,000 shares of Common Stock (the "Argosy Shares"). Argosy also surrendered a warrant for the purchase of 60,000 shares of Common Stock and agreed to the amendment and restatement of the Company's 10% Convertible Subordinated Debenture in the principal amount of $1,500,000 held by Argosy to delete the conversion provisions (as amended and restated, the "Amended Debenture"). A copy of the Exchange Agreement was filed on February 7, 2001 as Exhibit 10 to Argosy's amended Schedule 13D, and a copy of the Amended Debenture was filed therewith as Exhibit A to the Exchange Agreement.


Note 7.   Subsequent Event:

     Effective April 12, 2001, the Company entered into an agreement (the "Amendment") with Summit Business Capital Corp., successor to Summit Bank (the "Bank"), at the Company's request, to amend the Amended Loan and Security Agreement with the Bank (the "Loan Agreement") to, among other things: (i) extend the time during which "permitted overadvances" (as that term defined in the Loan Agreement) may be outstanding, (ii) reduce the revolving line of credit from the Bank and the maximum line amount thereunder from $15,000,000 to $12,000,000, (iii) temporarily increase the percentage advance rate applicable to loans under the revolving line of credit from the Bank, and (iv) repay the acquisition line overadvances made by the Bank to the Company in connection with the acquisition of Walker Metal Products, Inc. on a term basis. A copy of the Amendment is filed herewith as Exhibit 10(a).


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Sales for the three-month period ended March 31, 2001 (the "Current Quarter") were $10,382,737, an increase of 16.6%, or $1,478,869, as compared to $8,903,868 for the three month period ended March 31, 2000 (the "Comparable Quarter"). This increase was attributable to the acquisitions of CopperCraft, Inc. ("CopperCraft") and Walker Metal Products, Inc. ("Walker"), since the Company's primary operations were down approximately 8.7% due to the severe weather experienced in the Company's core market during the Current Quarter.

     During the Current Quarter, the Company reported a net loss of $205,773, as compared to net income of $49,805 for the Comparable Quarter. Income from operations in the Current Quarter was $65,641 versus $497,564 in the Comparable Quarter. The decrease in Current Quarter net income and income from operations was primarily attributable to the Company's decline in sales from the Berger Bros Company operations and increased selling, administrative and general expenses as a result of the CopperCraft and Walker acquisitions.

     Cost of sales was $8,392,007 in the Current Quarter, as compared to $7,139,535 in the Comparable Quarter. As a percentage of net sales, cost of sales increased to 80.8% in the Current Quarter from 80.2% in the Comparable Quarter. This percentage increase is mainly attributable to the severe winter experienced by the Berger Bros Company operations.

     Selling, administrative and general expenses were $1,925,089 in the Current Quarter as compared to $1,266,769 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses increased to 18.5% in the Current Quarter, compared to 14.2% in the Comparable Quarter. Approximately 71%, or $468,958, of the $658,320 increase in expenses, is a result of the CopperCraft and Walker operations.


Liquidity and Capital Resources

     At March 31, 2001, the Company had long-term debt consisting of working capital loans of $8,028,711, term loans of $2,969,198, a 10% Subordinated Debenture of $1,500,000, an 11% Subordinated Debenture of $2,500,000, notes payable from prior acquisitions of $1,312,500, capital leases of $1,116,052 and a mortgage for $2,662,917, resulting in total long term debt of $20,089,378.

     At March 31, 2001, working capital was $4,491,272, resulting in a ratio of current assets to current liabilities of 1.59 to 1, as compared to working capital of $4,881,678 and a ratio of 1.60 to 1 at December 31, 2000.

     Current liabilities at March 31, 2001 totaled $7,669,536, consisting primarily of $5,792,932 in accounts payable and accrued expenses and $1,876,604 in current maturities of long-term debt. At December 31, 2000, total current liabilities were $8,155,189, consisting primarily of $6,277,385 in accounts payable and accrued expenses and $1,877,804 in current maturities of long-term debt. The decrease in current liabilities is primarily due to a reduction in accrued expenses.

     At March 31, 2001, the Company had stockholders' equity of $12,115,793, as compared to $11,832,639 at December 31, 2000. This change is primarily attributable to the conversion of the 12.25% Subordinated Debenture into 250,000 shares of Common Stock. The increase from this conversion of debt was partially offset by the Current Quarter's net loss.

     Cash provided by operating activities for the Current Quarter was $284,673 as compared to $1,162,145 in the Comparable Quarter. The change from the Comparable Quarter is primarily due to a combination of the net loss for the Current Quarter and a reduction of inventory, accounts payable and accrued expenses from year-end.

     Net cash used in investing activities was $229,793 in the Current Quarter, as compared to $2,516,744 in the Comparable Quarter. This change is primarily due to the acquisition of CopperCraft in the Comparable Quarter.

     Net cash used in financing activities totaled $240,383 in the Current Quarter, as compared to $1,370,537 provided by the Comparable Quarter. This difference is due to several factors including: the debt used to acquire CopperCraft, the payment to repurchase Common Stock and the repayment of debt in the Comparable Quarter.

     The Company believes that its sources of financing are adequate for its anticipated needs. The cost and terms of any future financing arrangements will depend on the market conditions and the Company's financial position at that time.

Forward-Looking Statements

     The information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: increases in our cost of raw materials; fluctuations in demand for our products; weather conditions; our strategic acquisitions; our need for additional financing; competition; our dependence on key personnel; and customer demand.


ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

     For information regarding the Company's exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. There have been no significant changes since December 31, 2000 in the Company's portfolio of financial instruments or market risk exposures.

                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

     None.

Item 2 - Changes in Securities and Use of Proceeds.

(a)  Not applicable.

(b)  Not applicable.

(c) On January 12, 2001, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Argosy Investment Partners, L.P. ("Argosy") pursuant to which Argosy surrendered the Company's 12.25% Subordinated Debenture in the principal amount of $500,000 held by Argosy and was issued 250,000 shares of Common Stock (the "Argosy Shares"). Argosy also surrendered a warrant for the purchase of 60,000 shares of Common Stock and agreed to the amendment and restatement of the Company's 10% Convertible Subordinated Debenture in the principal amount of $1,500,000 held by Argosy to delete the conversion provisions (as amended and restated, the "Amended Debenture"). A copy of the Exchange Agreement was filed on February 7, 2001 as Exhibit 10 to Argosy's amended Schedule 13D, and a copy of the Amended Debenture was filed therewith as Exhibit A to the Exchange Agreement.

     The 250,000 shares of the Common Stock (the "Shares") issued to Argosy in connection with the Exchange Agreement described above were issued on January 12, 2001 (the "Sale"). No underwriters were involved in the Sale and no cash consideration or proceeds were derived from the Sale. The Sale was exempt from registration under Sections 3(a)(9) and 4(2) of the Securities Act of 1933, as amended. The Exchange Agreement imposes certain registration obligations on the Company with regard to the Shares.

(d)  Not applicable.

Item 3 - Defaults Upon Senior Securities.

     None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

       None.

Item 5 - Other Information.

          Effective April 12, 2001, the Company entered into an agreement (the "Amendment") with Summit Business Capital Corp., successor to Summit Bank (the "Bank"), at the Company's request, to amend the Amended Loan and Security Agreement with the Bank (the "Loan Agreement") to, among other things: (i) extend the time during which "permitted overadvances" (as that term defined in the Loan Agreement) may be outstanding, (ii) reduce the revolving line of credit from the Bank and the maximum line amount thereunder from $15,000,000 to $12,000,000, (iii) temporarily increase the percentage advance rate applicable to loans under the revolving line of credit from the Bank, and (iv) repay the acquisition line overadvances made by the Bank to the Company in connection with the Walker acquisition on a term basis. A copy of the Amendment is filed herewith as Exhibit 10(a).


Item 6 - Exhibits and Reports on Form 8-K.

        (a) Exhibit 10(a) Fourth Amendment to the Amended and Restated Loan and Security Agreement, effective April 12, 2001, by and among Berger Holdings, Ltd., Berger Financial Corp., a Delaware corporation, Berger Bros Company, a Pennsylvania corporation, CopperCraft, Inc., a Texas corporation, Walker Metal Products, Inc., a Georgia corporation, and Summit Business Capital Corp., successor to Summit Bank, N.A., excluding schedules (filed herewith).

       Exhibit 10(b) Exchange Agreement dated January 12, 2001, by and between Berger Holdings, Ltd. and Argosy Investment Partners, L.P., including as Exhibit A thereto the form of amended and restated debenture (incorporated by reference to Exhibit 10 to the amended Schedule 13D filed by Argosy Investment Partners, L.P. on February 7, 2001).

       (b) A Current Report on Form 8-K was filed by the Company on February 8, 2001 to report on: (i) the execution of an exchange agreement with Argosy Investment Partners, L.P., (ii) repurchase of shares issued to FINOVA Mezzanine Capital, Inc., (iii) the purchase of certain outstanding warrants; and (iv) repurchases of stock under the Company's stock repurchase program.

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


                             BERGER HOLDINGS, LTD.



                             By:/s/ JOSEPH F. WEIDERMAN
                             ---------------------------
                             Joseph F. Weiderman
                             President and
                             Chief Operating Officer


                             By:/s/ FRANCIS E. WELLOCK, JR.
                             ------------------------------
                             Francis E. Wellock, Jr.
                             Chief Financial Officer

                             Date:  May 10, 2001

Exhibit Index

          Exhibit 10(a) Fourth Amendment to the Amended and Restated Loan and Security Agreement, effective April 12, 2001, by and among Berger Holdings, Ltd., Berger Financial Corp., a Delaware corporation, Berger Bros Company, a Pennsylvania corporation, CopperCraft, Inc., a Texas corporation, Walker Metal Products, Inc., a Georgia corporation, and Summit Business Capital Corp., successor to Summit Bank, N.A., excluding schedules (filed herewith).

          Exhibit 10(b) Exchange Agreement dated January 12, 2001, by and between Berger Holdings, Ltd. and Argosy Investment Partners, L.P., including as Exhibit A thereto the form of amended and restated debenture (incorporated by reference to Exhibit 10 to the amended Schedule 13D filed by Argosy Investment Partners, L.P. on February 7, 2001).