Form 10-Q
period 2001-06-30
BERGER HOLDINGS LTD
filed 2001-08-13
CIK 706777

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                      or
              _TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number 0-12362

                             Berger Holdings, Ltd.
            -------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                 Pennsylvania                        23-2160077
            --------------------------------------------------------
            (State or Other Jurisdiction          (I.R.S. Employer
          of Incorporation or Organization)    Identification Number)

       805 Pennsylvania Boulevard, Feasterville, PA      19053
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

        As of July 30, 2001, the Registrant had outstanding 5,300,736 shares of its common stock, par value $0.01 per share (the "Common Stock").

                             BERGER HOLDINGS, LTD.

INDEX

                                                                                     Page
PART I   FINANCIAL INFORMATION

      Item 1.  Condensed Consolidated Balance
               Sheets at June 30, 2001 (unaudited)
               and December 31, 2000                                                   3

               Condensed Consolidated Statements of
               Operations (unaudited) for the three-month
               periods ended June 30, 2001 and 2000                                    4

               Condensed Consolidated Statements of
               Operations (unaudited) for the six-month
               periods ended June 30, 2001 and 2000                                    5

               Condensed Consolidated Statements
               of Cash Flows (unaudited) for the six-month
               periods ended June 30, 2001 and 2000                                    6

               Notes to Condensed Consolidated
               Financial Statements                                                    7

      Item 2.  Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                                               8

      Item 3.  Quantitative and Qualitative Disclosures
               About Market Risk                                                      11

PART II  OTHER INFORMATION

      Item 1.  Legal Proceedings                                                      11

      Item 2.  Changes in Securities and Use of Proceeds                              11

      Item 3.  Defaults Upon Senior Securities                                        11

      Item 4.  Submission of Matters to a Vote of
               Security Holders                                                       12

      Item 5.  Other Information                                                      12

      Item 6.  Exhibits and Reports on Form 8-K                                       12

SIGNATURES                                                                            13

                             BERGER HOLDINGS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,                  December 31,
                     ASSETS                                                           2001                       2000
                                                                                 (unaudited)                  (audited)
                                                                             ----------------               ------------
Current assets
   Cash and cash equivalents                                                     $    226,360               $    306,912
   Accounts receivable, net of allowance for doubtful
    accounts of $69,000 in 2001 and $30,000 in 2000                                 6,275,915                  4,671,903
   Inventories                                                                      6,682,649                  6,994,548
   Prepaid and other current assets                                                   706,643                    679,379
   Deferred income taxes                                                              384,125                    384,125
                                                                                 ------------               ------------

   Total current assets                                                            14,275,692                 13,036,867

   Property, plant and equipment, net                                              10,743,240                 11,067,983
   Deferred income taxes                                                              677,454                    858,512
   Other assets, net                                                                3,088,264                  3,218,906
   Goodwill, net                                                                   10,482,347                 10,746,443
                                                                                 ------------               ------------

   Total assets                                                                  $ 39,266,997               $ 38,928,711
                                                                                 ============               ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long term debt                                          $  2,387,705               $  1,877,804
   Accounts payable                                                                 5,110,892                  4,140,500
   Accrued expenses                                                                 1,712,570                  2,136,885
                                                                                 ------------               ------------

   Total current liabilities                                                        9,211,167                  8,155,189

Long term debt                                                                     17,494,493                 18,940,883
Commitments and contingencies                                                               -                          -

Stockholders' equity
   Preferred Stock                                                                          -                          -
   Common stock $.01 par value
     Authorized 20,000,000 shares
     Issued and outstanding 5,989,736 shares in 2001
        and 5,739,736 shares in 2000                                                   59,897                     57,397
    Additional paid-in-capital                                                     18,187,726                 17,690,226
    Accumulated deficit                                                            (3,681,109)                (4,078,810)
                                                                                 ------------               ------------

                                                                                   14,566,514                 13,668,813

    Less common stock subscribed                                                     (482,916)                  (482,916)
    Less treasury stock at cost
      675,500 shares in 2001 and 611,800 shares in 2000                            (1,522,261)                (1,353,258)
                                                                                 ------------               ------------

   Total stockholders' equity                                                      12,561,337                 11,832,639
                                                                                 ------------               ------------

   Total liabilities and stockholders' equity                                    $ 39,266,997               $ 38,928,711
                                                                                 ============               ============

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                          Three Months Ended June 30,
                                                                                        2001                       2000
                                                                                     -----------                -----------
Net sales                                                                            $14,118,099                $11,965,032

Cost of sales                                                                         10,442,795                  9,293,602
                                                                                     -----------                -----------

     Gross profit                                                                      3,675,304                  2,671,430

Selling, administrative and general expenses                                           2,183,569                  1,650,271
                                                                                     -----------                -----------

     Income from operations                                                            1,491,735                  1,021,159

Interest expense                                                                        (416,895)                  (452,997)

Other income, net                                                                          2,791                      5,283
                                                                                     -----------                -----------

     Income before income tax                                                          1,077,631                    573,445

Provision for income tax                                                                 474,158                    275,254
                                                                                     -----------                -----------

     Net income                                                                      $   603,473                $   298,191
                                                                                     ===========                ===========

Basic earnings per share                                                             $       .11                $       .06
                                                                                     ===========                ===========

Basic weighted average common shares outstanding                                       5,354,030                  5,403,645
                                                                                     ===========                ===========

Diluted earnings per share                                                           $       .10                $       .05
                                                                                     ===========                ===========

     Weighted average common shares outstanding                                        5,354,030                  5,403,645
     Add: effect of vested and non-vested dilutive securities                            919,854                    692,486
     Add: effect of convertible debt and preferred stock                                       -                    941,177
                                                                                     -----------                -----------

Diluted weighted average common shares outstanding                                     6,273,884                  7,037,308
                                                                                     ===========                ===========

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                  Six Months Ended June 30,
                                                                                     2001            2000
                                                                                 -----------     ------------
Net sales                                                                        $24,500,835     $ 20,868,899

Cost of sales                                                                     18,834,801       16,433,137
                                                                                 -----------     ------------

     Gross profit                                                                  5,666,034        4,435,762

Selling, administrative and general expenses                                       4,108,658        2,917,040
                                                                                 -----------     ------------

    Income from operations                                                         1,557,376        1,518,722

Interest expense                                                                    (863,388)        (852,744)

Other income, net                                                                     16,191            3,232
                                                                                 -----------     ------------

     Income before income tax                                                        710,179          669,210

Provision for income tax                                                             312,479          321,214
                                                                                 -----------     ------------

     Net income                                                                  $   397,700     $    347,996
                                                                                 ===========     ============

Basic earnings per share                                                         $       .07     $        .06
                                                                                 ===========     ============

Basic weighted average common shares outstanding                                   5,347,887        5,429,891
                                                                                 ===========     ============

Diluted earnings per share                                                       $       .07     $        .06
                                                                                 ===========     ============

     Weighted average common shares outstanding                                    5,347,887        5,429,891
     Add: effect of vested and non-vested dilutive securities                        661,527          578,210
     Add: effect of convertible debt and preferred stock                              11,604          941,177
                                                                                 -----------     ------------

Diluted weighted average common shares outstanding                                 6,021,018        6,949,278
                                                                                 ===========     ============

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          Six Months Ended June 30,
                                                                                            2001            2000
                                                                                        ------------    -----------
Cash flows from operating activities
     Net income                                                                         $   397,700     $   347,996

     Adjustments to reconcile net income to net cash provided by (used in) operating activities

         Deferred Income Taxes                                                              181,058         321,214
         Depreciation and amortization                                                    1,310,615       1,141,248
         Increase in accounts receivable allowance                                           39,000               -
         Loss on disposition of assets                                                          124           5,982
     Change in operating assets and liabilities, excluding acquisitions
         Accounts receivable                                                             (1,643,012)     (1,653,724)
         Inventories                                                                        311,899         122,482
         Other current and long-term assets                                                (116,624)        159,254
         Accounts payable and accrued expenses                                              546,077       2,223,080
                                                                                        ------------    -----------

Net cash provided by operating activities                                                 1,026,837       2,667,532
                                                                                        ------------    -----------

Cash flows from investing activities
     Acquisition of subsidiary company, net of cash acquired                                      -      (2,202,585)
     Acquisition of property and equipment, net of retirements                             (501,897)       (539,395)
                                                                                        ------------    -----------

Net cash used in investing activities                                                      (501,897)     (2,741,980)
                                                                                        ------------    -----------

Cash flows from financing activities
     Proceeds from long term debt used for acquisition                                            -       2,253,322
     Proceeds from (repayments on) working capital line                                     552,560        (936,025)
     Repayments on equipment term loan                                                     (767,855)       (453,289)
     Proceeds from long term debt                                                            36,052         179,539
     Repayments of long term debt                                                          (257,246)       (449,235)
     Net payment for redeemable common stock                                                      -        (226,254)
     Repurchase of common stock                                                            (169,003)       (300,092)
                                                                                        ------------    -----------

Net cash provided by (used in) financing activities                                        (605,492)         67,966
                                                                                        ------------    -----------

Net decrease in cash                                                                        (80,552)         (6,482)

Cash and cash equivalents, beginning of period                                              306,912         107,116
                                                                                        ------------    -----------

Cash and cash equivalents, end of period                                                $   226,360     $   100,634
                                                                                        ============    ===========

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                                $   863,388     $   852,744
                                                                                        ===========     ===========
Cash paid during the period for income taxes                                            $    91,263     $    81,119
                                                                                        ===========     ===========

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

       The financial statements include the accounts of Berger Holdings, Ltd. (the "Company") and its wholly owned subsidiaries, Berger Financial Corp., Berger Bros Company, CopperCraft, Inc. and Walker Metal Products, Inc. All inter-company transactions and balances have been eliminated.

       The Company manufactures and distributes roof drainage systems for both residential and commercial roofs. The Company's roof drainage product line, consisting of gutters, downspouts, soffits, fascias, snow guards, trim coil, custom metal architectural pieces, and other associated accessories and fittings, is manufactured by the Company in our manufacturing facilities in Pennsylvania, Texas and Georgia. The Company sells roof drainage and ancillary products to wholesale distributors who sell directly to roofers and general contractors for use in the repair and replacement of roof drainage systems in existing buildings or for use in new construction. The principal raw materials used in manufacturing the Company's roof drainage and ancillary products are aluminum, steel and copper.

       Certain balances have been reclassified to conform to the current year presentation. The Company reclassified shipping and handling revenue to Net Sales for both the three-month and six-month periods ending June 30, 2000.


Note 2. Inventories:

       Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

       Components of inventories at June 30, 2001 and December 31, 2000 consisted of the following:

                                           June 30, 2001     December 31, 2000
                                         ----------------- --------------------
       Raw materials and packaging         $4,155,183          $4,448,724
       Finished goods                       2,527,466           2,545,824
                                           ----------          ----------
          Total Inventories                $6,682,649          $6,994,548
                                           ==========          ==========

Note 3. Income Taxes:

       Consolidated income tax expense for the six-month period ended June 30, 2001 results in an effective rate of 44%, while during the same period in 2000 the Company reported an income tax rate of 48%. This change in the effective income tax rate is primarily due to permanent differences created by the goodwill amortization from prior acquisitions of companies. The Company had approximately $3,000,000 of federal income tax net operating loss carryforward available at June 30, 2001.

Note 4. Treasury Stock:

       On May 18, 1999, the Company's Board of Directors authorized the repurchase of up to 540,000 shares on the open market, or approximately 10% of Common Stock. On September 20, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 520,000 shares for a total of 1,060,000 shares, or approximately 20% of Common Stock. As of July 31, 2001, the Company had repurchased 689,000 shares. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Board of Directors. The amount and timing of the repurchases will depend on market conditions and other factors.

Note 5. Derivative Financial Instruments:

       Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 and No. 138 "Accounting for Derivative Instruments and Hedging Activities." The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As of June 30, 2001 the Company has no outstanding derivative instruments or hedging activities.

Note 6. Debt Conversion:

       On January 12, 2001, the Company entered into an Exchange Agreement (the "Exchange Agreement") with Argosy Investment Partners, L.P. ("Argosy") pursuant to which Argosy surrendered the Company's 12.25% Subordinated Debenture in the principal amount of $500,000 held by Argosy and was issued 250,000 shares of Common Stock. Argosy also surrendered a warrant for the purchase of 60,000 shares of Common Stock and agreed to the amendment and restatement of the Company's 10% Convertible Subordinated Debenture in the principal amount of $1,500,000 held by Argosy to delete the conversion provisions (as amended and restated, the "Amended Debenture"). A copy of the Exchange Agreement was filed on February 7, 2001 as Exhibit 10 to Argosy's amended Schedule 13D, and a copy of the Amended Debenture was filed therewith as Exhibit A to the Exchange Agreement.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

       Sales for the three-month period ended June 30, 2001 (the "Current Quarter") were $14,118,009, an increase of 18.0%, or $2,153,067, as compared to $11,965,032 for the three-month period ended June 30, 2000 (the "Comparable Quarter"). This increase in sales is partly attributable to the deferred demand for lost sales from our ongoing operations due to the severe weather during the Company's first quarter and partly attributable to additional sales from the acquisition of Walker Metal Products, Inc. ("Walker"), which occurred on October 31, 2000.

       Cost of sales was $10,442,795 in the Current Quarter, as compared to $9,293,602 in the Comparable Quarter. As a percentage of net sales, cost of sales decreased to 74.0% in the Current Quarter from 77.7% in the Comparable Quarter. This percentage decrease is mainly attributable to the Company's success in absorbing fixed operating expenses from the increase in sales during the Current Quarter, along with decreases in raw material costs.

       Selling, administrative and general expenses were $2,183,569 in the Current Quarter as compared to $1,650,271 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses increased to 15.5% in the Current Quarter, compared to 13.8% in the Comparable Quarter. This increase in expenses is a result of supporting higher sales levels, increased marketing expenses and ongoing operational costs associated with Walker.

     Income from operations in the Current Quarter was $1,491,735, an increase of $470,576 or 46.1%, versus $1,021,159 in the Comparable Quarter. This increase in income from operations is the result of higher sales from both ongoing operations and the increase generated by the operation of Walker for the second quarter of 2001.

     During the Current Quarter, the Company reported net income of $603,473, as compared to net income of $298,191 for the Comparable Quarter. This increase in net income is a combination of higher income from operations as mentioned above, along with a reduction in interest expense resulting from the decreases in interest rates and the reduction in the reported effective income tax rate for the Current Quarter.

     Sales for the six-month period ended June 30, 2001 (the "Current Half") were $24,500,835, an increase of 17.4%, or $3,631,936, as compared to $20,868,899 for the six-month period ended June 30, 2000 (the "Comparable Half"). This increase in sales is primarily attributable to the Walker acquisition and growth within the remaining operation.

     Cost of sales was $18,834,801 in the Current Half, as compared to $16,433,137 in the Comparable Half. As a percentage of net sales, cost of sales decreased to 76.9% in the Current Half from 78.7% in the Comparable Half. This percentage decrease is mainly attributable to the Company's success in absorbing fixed operating expenses with the increase in sales during the Current Quarter, along with decreases in raw material costs.

     Selling, administrative and general expenses were $4,108,658 in the Current Half as compared to $2,917,040 in the Comparable Half. As a percentage of net sales, selling, administrative and general expenses increased to 16.8% in the Current Half, compared to 14.0% in the Comparable Half. This increase in expenses is due to the ongoing operational expenses of CopperCraft, Inc. ("CopperCraft," which was acquired on March 31, 2000) and Walker for the three and six months, respectively and increased marketing expenses for the remaining operations.

     Income from operations in the Current Half was $1,557,376, an increase of $38,654 or 2.6%, versus $1,518,722 in the Comparable Half. This was attributable to the strong results during the Current Quarter as described above, offset in part by the weaker first quarter results.

     During the Current Half, the Company reported net income of $397,700, as compared to net income of $347,996 for the Comparable Half. This increase of $49,704, or 14.3%, is a combination of higher income from operations as mentioned above and the reduction in the reported income tax rate for the Current Half.

Liquidity and Capital Resources

     At June 30, 2001, the Company had long-term debt consisting of working capital loans of $7,587,547, term loans of $3,293,604, a 10% Subordinated Debenture of $1,500,000, an 11% Subordinated Debenture of $2,500,000, notes payable from prior acquisitions of $1,312,500, capital leases of $1,059,727 and a mortgage for $2,628,820, resulting in total long term debt of $19,882,198.

     At June 30, 2001, working capital was $5,064,525, resulting in a ratio of current assets to current liabilities of 1.55 to 1, as compared to working capital of $4,881,678 and a ratio of 1.60 to 1 at December 31, 2000.

     Current liabilities at June 30, 2001 totaled $9,211,167, consisting primarily of $6,823,462 in accounts payable and accrued expenses and $2,387,705 in current maturities of long-term debt. At December 31, 2000, total current liabilities were $8,155,189, consisting primarily of $6,277,385 in accounts payable and accrued expenses and $1,877,804 in current maturities of long-term debt. The increase in current liabilities is primarily due to an increase in accounts payable to support the increase in sales and a new term loan.

     At June 30, 2001, the Company had stockholders' equity of $12,561,337, as compared to $11,832,639 at December 31, 2000. This change is primarily attributable to the conversion of the Company's 12.25% Subordinated Debenture into 250,000 shares of Common Stock and the Current Half net income, which was partially offset by the purchases of common stock pursuant to the Company's stock repurchase program.

     Cash provided by operating activities for the Current Half was $1,026,837, as compared to $2,667,532 in the Comparable Half. The change from the Comparable Half is primarily due to an increase in accounts payable and accrued expenses to support higher sales compared to the Comparable Half.

     Net cash used in investing activities was $501,897 in the Current Half, as compared to $2,741,980 in the Comparable Half. This change is primarily due to the acquisition of CopperCraft in the Comparable Half.

     Net cash used in financing activities totaled $605,492 in the Current Half, as compared to $67,966 provided by financing activities in the Comparable Half. This difference is due to several factors including: the proceeds from debt used to acquire CopperCraft in the Comparable Half, payments to purchase common stock and the repayment of debt in the Current Half.

     The Company believes that its sources of financing are adequate for its anticipated needs. The cost and terms of any future financing arrangements will depend on the market conditions and the Company's financial position at that time.


New Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). This statement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets."
Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, rather, subject to at least an annual assessment for impairment by applying a fair-value-based test. The effective date of SFAS 142 is January 1, 2002, with the exception of goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to the provisions of the statement. The Company is in the process of analyzing the implications of the statements on the financial statements of the Company.


     In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance Methodology and Documentation Issues." This bulletin summarizes certain of the SEC's views about applying a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America to receivables in financial statements. The Company is in the process of analyzing the implications of this bulletin and does not expect the guidance to have a material impact on the net earnings of the Company.

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

       (c)  Not applicable.

       (d)  Not applicable.

Item 3 - Defaults Upon Senior Securities.

       None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

       The Company's 2001 Annual Meeting of Shareholders (the "Meeting") was held on June 20, 2001 at the Company's headquarters in Feasterville, Pennsylvania. At the Meeting, Larry Falcon and Paul L. Spiese, III were re-elected as directors of the Company, with terms to expire in the year 2004 or until their successors in office have been duly elected and qualified. With regard to Mr. Falcon, 5,036,272 votes were cast in favor of his election, 3,761 against and 35,291 abstained. With regard to Mr. Spiese, 5,036,272 votes were cast in favor of his election, 3,761 against and 35,291 abstained.

       The following directors have terms of office that continued after the
Meeting: Dr. Jon Kraut, Theodore A. Schwartz, Jay Seid, Joseph F. Weiderman, Dr. Jacob I. Haft, and John Paul Kirwin, III.

       Also at the Meeting, a proposal to amend the Berger Holdings, Ltd. 1996 Stock Incentive Plan to increase the number of Common Stock available for issuance thereunder from 1,000,000 to 1,300,000 was approved by the Company's shareholders. The proposal received 4,807,916 votes cast in favor of the proposal, 250,656 against and 16,752 abstained.

Item 5 - Other Information.

       None.


Item 6 - Exhibits and Reports on Form 8-K.

       (a)  None.

       (b)  None.

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

                         Date:  August 10, 2001