Form 10-Q
period 2001-09-30
BERGER HOLDINGS LTD
filed 2001-11-08
CIK 706777

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

     (Mark One)
           X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                                       or
           _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File Number 0-12362

                             Berger Holdings, Ltd.
           --------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                   Pennsylvania                     23-2160077
        --------------------------------------------------------------
            (State or Other Jurisdiction         (I.R.S. Employer
          of Incorporation or Organization)   Identification Number)

       805 Pennsylvania Boulevard, Feasterville, PA             19053
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

        As of November 5, 2001, the Registrant had outstanding 5,131,711 shares of its common stock, par value $0.01 per share (the "Common Stock").

                             BERGER HOLDINGS, LTD.

INDEX
                                                                    Page
PART I FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Balance
               Sheets at September 30, 2001 (unaudited)
               and December 31, 2000                                 3

               Condensed Consolidated Statements of
               Operations (unaudited) for the three-month
               periods ended September 30, 2001 and 2000             4

               Condensed Consolidated Statements of
               Operations (unaudited) for the nine-month
               periods ended September 30, 2001 and 2000             5

               Condensed Consolidated Statements
               of Cash Flows (unaudited) for the nine-month
               periods ended September 30, 2001 and 2000             6

               Notes to Condensed Consolidated
               Financial Statements                                  7

     Item 2.   Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations                             8

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                    12

PART II  OTHER INFORMATION

     Item 1.   Legal Proceedings                                    12

     Item 2.   Changes in Securities and Use of Proceeds            12

     Item 3.   Defaults Upon Senior Securities                      12

     Item 4.   Submission of Matters to a Vote of
                Security Holders                                    12

     Item 5.   Other Information                                    12

     Item 6.   Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                          13

                             BERGER HOLDINGS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,        December 31,
       ASSETS                                                                             2001                 2000
                                                                                       (unaudited)           (audited)
                                                                                    -----------------    ----------------
Current assets
   Cash and cash equivalents                                                           $   293,253         $   306,912
   Accounts receivable, net of allowance for doubtful
    accounts of $82,000 in 2001 and $30,000 in 2000                                      6,301,371           4,671,903
   Inventories                                                                           6,998,799           6,994,548
   Prepaid and other current assets                                                        714,386             679,379
   Deferred income taxes                                                                   463,256             384,125
                                                                                    -----------------    ----------------

  Total current assets                                                                  14,771,065          13,036,867

   Property, plant and equipment, net                                                   10,271,141          11,067,983
   Deferred income taxes                                                                         -             858,512
   Other assets, net                                                                     3,028,680           3,218,906
   Goodwill, net                                                                        10,323,689          10,746,443
                                                                                    -----------------    ----------------

   Total assets                                                                        $39,394,575         $38,928,711
                                                                                    =================    ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long term debt                                                $ 2,380,519         $ 1,877,804
   Accounts payable                                                                      3,805,842           4,140,500
   Accrued expenses                                                                      2,127,080           2,136,885
                                                                                    -----------------    ----------------

   Total current liabilities                                                             8,313,441           8,155,189

Long term debt                                                                          17,106,896          18,940,883
Commitments and contingencies                                                                    -                   -

Stockholders' equity
   Preferred Stock                                                                               -                   -
   Common stock $.01 par value
     Authorized 20,000,000 shares in 2001 and 2000
     Issued 5,989,736 and 5,739,736 shares in 2001 and 2000
     Outstanding 5,184,011 and 5,127,936 shares in 2001 and 2000                            59,897              57,397
    Additional paid-in-capital                                                          18,187,726          17,690,226
    Accumulated deficit                                                                 (2,849,145)         (4,078,810)
                                                                                    -----------------    ----------------

                                                                                        13,778,642          13,668,813

    Less common stock subscribed                                                          (482,916)           (482,916)
    Less treasury stock at cost
      805,725 shares in 2001 and 611,800 shares in 2000                                 (1,941,324)         (1,353,258)
                                                                                    -----------------    ----------------


   Total stockholders' equity                                                           12,974,238          11,832,639
                                                                                    -----------------    ----------------

   Total liabilities and stockholders' equity                                          $38,394,575         $38,928,711
                                                                                    =================    ================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                    Three Months Ended September 30,
                                                                                    2001                        2000
                                                                           ---------------------       ---------------------
Net sales                                                                      $   14,203,824              $   12,443,917

Cost of sales                                                                      10,481,487                   9,852,202
                                                                           ---------------------       ---------------------

     Gross profit                                                                   3,722,337                   2,591,715

Selling, administrative and general expenses                                        1,835,629                   1,541,304
                                                                           ---------------------       ---------------------

     Income from operations                                                         1,886,708                   1,050,411

Interest expense                                                                     (386,405)                   (444,493)

Other (expenses) income, net                                                          (14,652)                        120
                                                                           ---------------------       ---------------------

     Income before income tax                                                       1,485,651                     606,038

Provision for income tax                                                              653,686                     290,898
                                                                           ---------------------       ---------------------

     Net income                                                                $      831,965              $      315,140
                                                                           =====================       =====================

Basic earnings per share                                                       $          .16              $          .06
                                                                           =====================       =====================

Basic weighted average common shares outstanding                                    5,272,450                   5,307,751
                                                                           =====================       =====================

Diluted earnings per share                                                     $          .13              $          .05
                                                                           =====================       =====================

     Weighted average common shares outstanding                                     5,272,450                   5,307,751
     Add: effect of vested and non-vested dilutive securities                       1,272,901                     511,193
     Add: effect of convertible debt and preferred stock                                    -                     352,941
                                                                           ---------------------       ---------------------

Diluted weighted average common shares outstanding                                  6,545,351                   6,171,885
                                                                           =====================       =====================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                     Nine Months Ended September 30,
                                                                                    2001                        2000
                                                                           ---------------------       ---------------------
Net sales                                                                      $   38,299,095              $   32,959,257

Cost of sales                                                                      29,316,288                  26,285,339
                                                                           ---------------------       ---------------------

     Gross profit                                                                   8,982,807                   6,673,918

Selling, administrative and general expenses                                        5,538,722                   4,100,739
                                                                           ---------------------       ---------------------

     Income from operations                                                         3,444,085                   2,573,179

Interest expense                                                                   (1,249,793)                 (1,297,237)

Other income (expenses), net                                                            1,539                        (694)
                                                                           ---------------------       ---------------------

     Income before income tax                                                       2,195,831                   1,275,248

Provision for income tax                                                              966,166                     612,112
                                                                           ---------------------       ---------------------

     Net income                                                                $    1,229,665              $      663,136
                                                                           =====================       =====================

Basic earnings per share                                                       $          .23              $          .12
                                                                           =====================       =====================

Basic weighted average common shares outstanding                                    5,322,465                   5,309,465
                                                                           =====================       =====================

Diluted earnings per share                                                     $          .20              $          .11
                                                                           =====================       =====================

     Weighted average common shares outstanding                                     5,322,465                   5,309,465
     Add: effect of vested and non-vested dilutive securities                         903,958                     636,009
     Add: effect of convertible debt and preferred stock                               11,604                     352,941
                                                                           ---------------------       ---------------------

Diluted weighted average common shares outstanding                                  6,238,027                   6,298,415
                                                                           =====================       =====================

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         Nine Months Ended September 30,
                                                                                             2001              2000
                                                                                        ---------------   ---------------
Cash flows from operating activities
     Net income                                                                           $ 1,229,665       $   663,136

     Adjustments to reconcile net income to net cash provided by operating activities
         Deferred Income Taxes                                                                779,381           545,211
         Depreciation and amortization                                                      2,070,186         1,792,368
         Increase in accounts receivable allowance                                             52,000                 -
         Loss on disposition of assets                                                         22,625             5,982
     Change in operating assets and liabilities, excluding acquisitions
         Accounts receivable                                                               (1,681,468)       (2,149,045)
         Inventories                                                                           (4,251)           42,237
         Other current and long-term assets                                                  (185,009)          (80,478)
         Accounts payable and accrued expenses                                               (344,462)        2,292,335
                                                                                        ---------------   ---------------

Net cash provided by operating activities                                                   1,938,667         3,111,746
                                                                                        ---------------   ---------------

Cash flows from investing activities
     Acquisition of subsidiary company, net of cash acquired                                        -        (2,202,585)
     Acquisition of property and equipment, net of retirements                               (532,988)       (1,066,718)
                                                                                        ---------------   ---------------

Net cash used in investing activities                                                        (532,988)       (3,269,303)
                                                                                        ---------------   ---------------

Cash flows from financing activities
     Proceeds from long term debt used for acquisition                                              -         2,253,322
     Proceeds from (repayments on) working capital line                                       780,640          (548,948)
     Repayments on equipment term loan                                                     (1,235,115)         (776,325)
     Proceeds from long term debt                                                              36,052           479,906
     Repayments of long term debt                                                            (412,849)         (539,930)
     Net payment for redeemable common stock                                                        -          (226,254)
     Repurchase of common stock                                                              (588,066)         (517,947)
                                                                                        ---------------   ---------------

Net cash (used in) provided by financing activities                                        (1,419,338)          123,824
                                                                                        ---------------   ---------------

Net decrease in cash                                                                          (13,659)          (33,733)

Cash and cash equivalents, beginning of period                                                306,912           107,116
                                                                                        ---------------   ---------------

Cash and cash equivalents, end of period                                                  $   293,253       $    73,383
                                                                                        ===============   ===============

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                                  $ 1,249,793       $ 1,297,237
                                                                                        ===============   ===============
Cash paid during the period for income taxes                                              $    91,263       $    81,119
                                                                                        ===============   ===============

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

     Certain balances have been reclassified to conform to the current year presentation. The Company reclassified shipping and handling revenue and customer incentive program costs to Net Sales for both the three-month and nine-month periods ending September 30, 2000.


Note 2.   Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

     Components of inventories at September 30, 2001 and December 31, 2000 consisted of the following:

                                   September 30, 2001       December 31, 2000
                                 ----------------------   ---------------------
Raw materials and packaging                $4,336,384              $4,448,724
Finished goods                              2,662,415               2,545,824
                                           ----------              ----------
Total Inventories                          $6,998,799              $6,994,548
                                           ==========              ==========

Note 3.   Income Taxes:

     Consolidated income tax expense for the nine-month period ended September 30, 2001 results in an effective rate of 44%, while during the same period in 2000 the Company reported an income tax rate of 48%. This change in the effective income tax rate is primarily due to permanent differences created by the goodwill amortization from prior acquisitions of companies. The Company had approximately $1,500,000 of federal income tax net operating loss carryforward available at September 30, 2001.

Note 4.   Treasury Stock:

     On May 18, 1999, the Company's Board of Directors authorized the repurchase of up to 540,000 shares on the open market. On September 20, 2000, the Company's Board of Directors authorized the repurchase of up to an additional 520,000 shares for a total of 1,060,000 shares. On October 17, 2001, the Company's Board of Directors authorized the repurchase of up to an additional 500,000 shares for a total of 1,560,000 shares. As of October 17, 2001, the Company had repurchased 838,025 shares. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors.

Note 5.   Derivative Financial Instruments:

     Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 and No. 138 "Accounting for Derivative Instruments and Hedging Activities." The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As of September 30, 2001 the Company has no outstanding derivative instruments or hedging activities.

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



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Sales for the three-month period ended September 30, 2001 (the "Current Quarter") were $14,203,824, an increase of 14.1%, or $1,759,907, as compared to $12,443,917 for the three-month period ended September 30, 2000 (the "Comparable Quarter"). This increase in sales is attributable to growth within our ongoing operations and additional sales generated from the acquisition of Walker Metal Products, Inc. ("Walker"), which occurred on October 31, 2000.

     Cost of sales was $10,481,487 in the Current Quarter, as compared to $9,852,202 in the Comparable Quarter. As a percentage of net sales, cost of sales decreased to 73.8% in the Current Quarter from 79.2% in the Comparable Quarter. This percentage decrease is mainly attributable to the Company's success in improving product mix, along with decreases in raw material costs.

     Selling, administrative and general expenses were $1,835,629 in the Current Quarter as compared to $1,541,304 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses increased to 12.9% in the Current Quarter, compared to 12.4% in the Comparable Quarter. This increase in expenses is a result of supporting higher sales levels, increased marketing expenses and ongoing operational costs associated with Walker.

     Income from operations in the Current Quarter was $1,886,708, an increase of $836,297 or 79.6%, versus $1,050,411 in the Comparable Quarter. This increase in income from operations is the result of higher sales both from ongoing operations and from the operations of Walker for the Current Quarter.

     During the Current Quarter, the Company reported net income of $831,965, an increase of $516,825 or 164.0%, as compared to net income of $315,140 for the Comparable Quarter. This increase in net income is a combination of higher income from operations as mentioned above, along with a reduction in interest expense resulting from the decreases in interest rates and the reduction in the reported effective income tax rate for the Current Quarter.

     Sales for the nine-month period ended September 30, 2001 (the "Current Nine Months") were $38,299,095, an increase of 16.2%, or $5,339,838, as compared to $32,959,257 for the nine-month period ended September 30, 2000 (the "Comparable Nine Months"). This increase in sales is primarily attributable to the CopperCraft, Inc. ("CopperCraft," which was aquired on March 31, 2000) and Walker acquisitions.

     Cost of sales was $29,316,288 in the Current Nine Months, as compared to $26,285,339 in the Comparable Nine Months. As a percentage of net sales, cost of sales decreased to 76.5% in the Current Nine Months from 79.8% in the Comparable Nine Months. This percentage decrease is mainly attributable to the Company's improvement in product mix, along with decreases in raw material costs.

     Selling, administrative and general expenses were $5,538,722 in the Current Nine Months as compared to $4,100,739 in the Comparable Nine Months. As a percentage of net sales, selling, administrative and general expenses increased to 14.5% in the Current Nine Months, compared to 12.4% in the Comparable Nine Months. This increase in expenses is due to the ongoing operational expenses of CopperCraft and Walker for the three and nine months, respectively, and increased marketing expenses for the remaining operations.

     Income from operations in the Current Nine Months was $3,444,085, an increase of $870,906 or 33.9%, versus $2,573,179 in the Comparable Nine Months. This was attributable to the strong results during the Current Quarter as described above, offset in part by the weaker first quarter results.

     During the Current Nine Months, the Company reported net income of $1,229,665, an increase of $566,529 or 85.4%, as compared to net income of $663,136 for the Comparable Nine Months. This increase is a combination of higher income from operations as mentioned above and the reduction in the reported income tax rate for the Current Nine Months.

Liquidity and Capital Resources

     At September 30, 2001, the Company had long-term debt consisting of working capital loans of $7,815,627, term loans of $2,826,343, a 10% Subordinated Debenture of $1,500,000, an 11% Subordinated Debenture of $2,500,000, notes payable from prior acquisitions of $1,312,500, capital leases of $938,844 and a mortgage for $2,594,101, resulting in total long term debt (including current portion) of $19,487,415.

     At September 30, 2001, working capital was $6,457,624, resulting in a ratio of current assets to current liabilities of 1.78 to 1, as compared to working capital of $4,881,678 and a ratio of 1.60 to 1 at December 31, 2000. This change in working capital is primarily the result of the increase in accounts receivable associated with the increase in revenues during the Current Quarter.

     Current liabilities at September 30, 2001 totaled $8,313,441, consisting primarily of $5,932,922 in accounts payable and accrued expenses and $2,380,519 in current maturities of long-term debt. At December 31, 2000, total current liabilities were $8,155,189, consisting primarily of $6,277,385 in accounts payable and accrued expenses and $1,877,804 in current maturities of long-term debt. The increase in current liabilities is primarily due to a new term loan, which is partly offset by a decrease in accounts payable.

     At September 30, 2001, the Company had stockholders' equity of $12,974,238, as compared to $11,832,639 at December 31, 2000. This change is primarily attributable to the conversion of the Company's 12.25% Subordinated Debenture into 250,000 shares of Common Stock and the Current Nine Months net income, which was partially offset by the purchases of common stock pursuant to the Company's stock repurchase program.

     Cash provided by operating activities for the Current Nine Months was $1,938,667, as compared to $3,111,746 in the Comparable Nine Months. The change from the Comparable Nine Months is primarily due to the Current Nine Months net income, increases in deferred income taxes and increases in depreciation and amortization, which were offset by the slight change in accounts payable and accrued expenses from December 31, 2000, as compared to the major increase in accounts payable and accrued expenses from the Comparable Nine Months from December 31, 1999.

     Net cash used in investing activities was $532,988 in the Current Nine Months, as compared to $3,269,303 in the Comparable Nine Months. This change is primarily due to the acquisition of CopperCraft in the Comparable Nine Months.

     Net cash used in financing activities totaled $1,419,338 in the Current Nine Months, as compared to $123,824 provided by financing activities in the Comparable Nine Months. This difference is due to the proceeds received from debt used to acquire CopperCraft in the Comparable Nine Months and payments to purchase common stock.

     The Company believes that its sources of financing are adequate for its anticipated needs. The cost and terms of any future financing arrangements will depend on the market conditions and the Company's financial position at that time.


New Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). This statement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, rather, subject to at least an annual assessment for impairment by applying a fair-value-based test. The effective date of SFAS 142 is January 1, 2002, with the exception of goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to the provisions of the statement. The Company is in the process of analyzing the implications of these statements on the financial statements of the Company.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations with the retirement of long-lived assets that result from the acquisition, construction, development and
(or) normal use of the asset. Adoption is required for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is in the process of analyzing the implications of SFAS 143 and does not believe that the adoption of this statement will have a material impact on the net earnings of the Company.

     In October 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing the implications of this statement and does not expect the guidance to have a material impact on the net earnings of the Company.

     In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance Methodology and Documentation Issues." This bulletin summarizes certain of the SEC's views about applying a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America to receivables in financial statements. The Company does not expect this guidance to have a material impact on the net earnings of the Company.


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

                              Date: November 8, 2001