Form 10-K
period 2001-12-31
BERGER HOLDINGS LTD
filed 2002-03-29
CIK 706777

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

[X]Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934
   For the fiscal year ended December 31, 2001
[_]Transition Report Pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934
   For the transition period from    to

                        Commission file number 0-12362

                             BERGER HOLDINGS, LTD.
            (Exact name of registrant as specified in its charter)

               Pennsylvania                            23-2160077
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

805 Pennsylvania Boulevard, Feasterville,                 19053
                    PA
                                                        (Zip Code)
 (Address of principal executive offices)

              Registrant's telephone number, including area code:

                                 215-355-1200

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to section 12(g) of the Act:

                              Title of each class
                         Common Stock, $.01 par value
                                    Rights

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 27, 2002, 5,056,461 shares of the Company's common stock, $.01 par value ("Common Stock") of the registrant were outstanding and the aggregate market value of the Common Stock (based upon the average of high and low bid prices of the Common Stock on the National Association of Securities Dealers Automatic Quotation System on March 27, 2002) of the registrant, held by nonaffiliates was approximately $21,083,000.(1)

Documents Incorporated By Reference:
Part Portions of the registrant's definitive proxy statement, which will be III--filed with the Securities and Exchange Commission in connection with the registrant's 2002 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

Background

  Berger Holdings, Ltd., a Pennsylvania corporation formed in 1979 (collectively with its subsidiaries, the "Company"), is a leading manufacturer of roof drainage systems, residential and commercial snow guards and specialty metal architectural products relating to roofing. In 2000, the Company acquired CopperCraft, Inc. and Walker Metal Products, Inc. as described below. The Company continues to search for opportunistic acquisitions. The Company operates five facilities with over 310,000 square feet used in manufacturing, warehousing and distribution. In May 1999, the Company received approval from its Board of Directors to begin an open market stock repurchase program under which the aggregate number of shares currently authorized for repurchase is 1,560,000. Of this amount, the Company had repurchased 758,475 shares as of December 31, 2001, excluding the private purchase of 144,000 shares from various investors.

  In 1989, the Company entered its present business of manufacturing and distributing roof drainage products by acquiring Berger Bros Company which was founded in 1874. On February 7, 1997, the Company completed the Real-Tool Acquisition (as defined below). Real-Tool, Inc. provided the Company with a complete line of commercial snow guards. On January 2, 1998, the Company acquired (the "Obdyke Acquisition") the roof drainage division of Benjamin Obdyke, Inc. ("Obdyke"). On December 7, 1998, the Company acquired (the "Sheet Metal Acquisition") certain assets of Sheet Metal Manufacturing Co., Inc. ("Sheet Metal"). Obdyke and Sheet Metal were the Company's two largest competitors prior to the Obdyke and Sheet Metal Acquisitions. On March 31, 2000, the Company acquired (the "CopperCraft Acquisition") all of the stock of CopperCraft, Inc. ("CopperCraft"). On October 31, 2000, the Company acquired (the "Walker Acquisition") all of the stock of Walker Metals Products, Inc. ("Walker"). CopperCraft provides the Company with a Southwest presence, as well as an internal source of specialty metal architectural products, while Walker provides the Company with a Southeast presence.

Product Line

  The Company is principally engaged in the manufacture and distribution of metal roof drainage and ancillary products ("RDP"). Since 1993, the Company has also engaged in a program of internal development and product expansion. Internal development has primarily consisted of the modernization of production facilities, machinery and equipment and the introduction of complementary products. External development has been directed principally towards increasing the sales volume and market penetration of the Company's products through acquisitions, advertising and expanding the Company's RDP product line.

  The Company's RDP line, consisting of gutters, downspouts, soffits, fascias, snow guards, trim coil, custom metal architectural pieces and other associated accessories and fittings is manufactured by the Company at its three suburban Philadelphia facilities, one suburban Dallas facility and one Atlanta facility. The Company sells RDP through its telemarketing representatives principally to wholesale distributors who sell directly to roofing and general contractors for use in the repair and replacement of roof drainage systems in existing buildings that are primarily residential. The geographical distribution of the Company's products is generally limited to the United States.

  The primary raw materials used in manufacturing RDP are aluminum, steel and copper. Supplies of these materials, in either coil, sheet or bar form, are procured by the Company from primarily domestic suppliers. Although the Company believes that adequate available sources of supply exist at customarily accepted market prices, trade restrictions, work stoppages or adverse weather or political conditions may affect the prices and availability of these materials. Rapid increases in prices of raw materials could adversely affect the operations of the Company because the cost of raw materials constitutes the largest single element of the Company's cost of sales.

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

  On March 31, 2000, the Company completed the CopperCraft Acquisition. The acquisition of CopperCraft, a manufacturer of primarily copper specialty metal architectural products, was funded in part by an increase in the Company's bank credit facility. As consideration, the Company paid cash and issued notes payable.

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

  On February 7, 1997, the Company consummated the purchase (the "Real-Tool Acquisition") of all of the outstanding shares of the common stock of Real-Tool, Inc., a Virginia corporation ("Real-Tool"). As consideration, the Company paid cash, issued shares of Common Stock, and issued a note payable. Concurrent with the purchase, the Company entered into a royalty agreement with the sole shareholder of Real-Tool, which expires in 2012. Under this agreement, the Company is required to pay royalties of 6% of revenues, with a minimum of $75,000 annually through 2002. Subsequent to 2002, the Company has the option to increase the percentage of royalties paid to this individual and eliminate the minimum payment requirement. The Company intends to continue paying royalties of 6% of revenues through 2012.

  These acquisitions were accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) were being amortized through 2001 on a straight-line basis for periods ranging from 20 to 25 years. For a description of new accounting standards applicable to goodwill beginning in 2002, see "New Accounting Standards" under Item 7 below and Note 2 to the Consolidated Financial Statements.

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

Geographic Market

  The Company's products are principally sold throughout the states in the Northeast/Mid-Atlantic region. The Company has developed greater national exposure from the Walker and CopperCraft Acquisitions in both the Southeast and Southwest regions.

Major Customers

  During 2001, no individual customer accounted for more than 10% of the Company's sales. The Company has no ongoing contracts for sales of its products, but rather services customers on a per-order basis.

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

Employees

  As of December 31, 2001, the Company had 212 employees, including 24 in sales and marketing; 165 in manufacturing and delivery and 23 in administration. Approximately 110 of the Company's employees are represented by one of two labor unions, The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 169 and the Teamsters Local Union 107. In December 2001, the Company's contracts with both unions were extended for four years to December 31, 2005. The Company believes that its employee relations are good.

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

Patents and Trademarks

  The Company owns or licenses nine U.S. design and utility patents, which have expiration dates ranging from 2002 through 2015, that protect certain of its products, and is presently in the process of applying for at least one additional patent. The Company continuously reviews its new products and applies for patents where it believes the patent will have future value. The Company owns four federally registered trademarks used in connection with its products and is in the process of applying for federal registration of four other trademarks.

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

  The Company also leases a 22,300 square foot manufacturing facility in Keller, Texas for the CopperCraft operation. This property is leased through March 31, 2003 with a three-year renewal option. The Company also has on option to lease an additional 5,400 square foot addition at this location should the need arise. This property is leased from the former owner of Copper Craft for approximately $123,000 annually.

  The Company leases two properties in Atlanta, Georgia for the Walker operation. The properties are 10,500 square foot and 13,000 square foot manufacturing facilities, which are leased through October 31, 2003 with two three-year renewal options. These properties are leased from the two former owners of Walker for approximately $85,000 annually.

  The Company has a mortgage liability on the Feasterville facility in the principal amount of $2,558,748 at December 31, 2001. The mortgage is being repaid in monthly installments of approximately $27,400 through March 2008 with a balloon payment of $1,431,391 due at maturity.

Item 3. Legal Proceedings

  As of the date hereof, there are no material legal proceedings pending against the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

Item 4A. Executive Officers of the Registrant

  The following table sets forth information relating to all executive officers of the Company as of February 28, 2002. All of the executive officers have employment agreements with the Company with terms ending December 31, 2002.

Name                     Age Position(s)
----                     --- -----------
Theodore A. Schwartz....  72 Chairman of the Board of Directors,
                             Chief Executive Officer
Joseph F. Weiderman.....  60 President, Chief Operating Officer,
                             Secretary, and Treasurer
Paul L. Spiese, III.....  50 Vice President--Manufacturing
Francis E. Wellock,
 Jr. ...................  37 Vice President--Finance and Chief Financial Officer

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

  JOSEPH F. WEIDERMAN was Chief Financial Officer of the Company from January 1990 to January 1991, and was elected President of the Company on January 15, 1991. He also serves as Secretary and Treasurer of the Company. Mr. Weiderman holds a Bachelor of Science Degree in Accounting and a Master of Business Administration Degree in Finance from LaSalle University. Prior to his joining the Company, Mr. Weiderman had served for over fourteen years as the Chief Financial Officer of Harry Levin, Inc., a multi-store retailer.

  PAUL L. SPIESE, III joined Berger Bros as Plant Manager in 1985 and was named Vice President--Manufacturing of the Company in July 1990. Previously, he was employed by Hurst Performance, Inc. as a Plant Manager.

  FRANCIS E. WELLOCK, JR., CPA, was hired as Controller of the Company on June 10, 1991 and was elected Vice President-Finance and Chief Financial Officer on August 19, 1996. Mr. Wellock holds a Bachelor of Science Degree in Accounting from Saint Joseph's University and a Masters in Taxation from Philadelphia College of Textiles and Science. Prior to joining the Company, Mr. Wellock worked for a public accounting firm.

                                    PART II

Item 5. Market for the Company's Common Stock and Related Stockholder Matters

  The Company's Common Stock is traded in the over-the-counter market and is included for quotation on the Nasdaq SmallCap Market operated by the Nasdaq Stock Market, Inc. under the symbol "BGRH."

  The following table sets forth certain information with respect to the high and low bid prices of the Company's Common Stock during 2001 and 2000. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                             High   Low
                                             ----- -----
            2001
            First Quarter................... $2.25 $1.44
            Second Quarter..................  2.96  1.57
            Third Quarter...................  3.70  2.70
            Fourth Quarter..................  4.10  3.15

            2000
            First Quarter................... $2.94 $2.13
            Second Quarter..................  2.66  1.25
            Third Quarter...................  2.28  1.75
            Fourth Quarter..................  2.63  1.38

  At December 31, 2001, there were approximately 1,900 holders of record of shares of Common Stock.

Dividend Policy

  The Company has not paid any cash dividends on its Common Stock to date, and does not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Financial Data

                                            Year Ended December 31
                          -----------------------------------------------------------------------
                             2001           2000           1999           1998           1997
                          -----------    -----------    -----------    -----------    -----------
Net sales...............  $51,128,096    $45,372,283(1) $39,522,427(1) $35,251,542(1) $20,474,519(1)
Cost of sales...........   38,926,409     36,096,580(1)  32,229,480(1)  28,887,785(1)  16,252,796(1)
                          -----------    -----------    -----------    -----------    -----------
Gross profit............   12,201,687      9,275,703      7,292,947      6,363,757      4,221,723
Selling, administrative
 and general expenses...    7,497,046      5,962,397(1)   4,641,913(1)   4,172,012(1)   2,634,096(1)
                          -----------    -----------    -----------    -----------    -----------
Income from operations..    4,704,641      3,313,306      2,651,034      2,191,745      1,587,627
Interest expense........   (1,581,753)    (1,791,727)    (1,852,088)    (1,284,761)      (581,624)
Other income............        5,624         18,703         24,517        136,643         14,374
                          -----------    -----------    -----------    -----------    -----------
Income before income tax
 (benefit) and preferred
 stock dividend.........    3,128,512      1,540,282        823,463      1,043,627      1,020,377
Income tax (benefit)....    1,376,545(2)     677,903(3)     441,666(4)    (647,201)    (1,000,000)
                          -----------    -----------    -----------    -----------    -----------
Net income before
 preferred stock
 dividend...............    1,751,967        862,379        381,797      1,690,828      2,020,377
Preferred stock
 dividend...............          --             --             --         400,000            --
                          -----------    -----------    -----------    -----------    -----------
Net income available to
 common stockholders....  $ 1,751,967    $   862,379    $   381,797    $ 1,290,828    $ 2,020,377
                          ===========    ===========    ===========    ===========    ===========

                                           Year Ended December 31
                         ---------------------------------------------------------------
                            2001        2000        1999           1998         1997
                         ----------- ----------- -----------    -----------  -----------
EARNINGS PER COMMON
 SHARE:
Income before preferred
 stock dividend......... $      0.33 $      0.16 $      0.07    $      0.31  $      0.40
Preferred stock
 dividend...............         --          --          --           (0.07)         --
                         ----------- ----------- -----------    -----------  -----------
Basic earnings per
 common share........... $      0.33 $      0.16 $      0.07    $      0.24  $      0.40
                         =========== =========== ===========    ===========  ===========
Diluted earnings per
 common share........... $      0.28 $      0.16 $      0.07    $      0.22  $      0.31
                         =========== =========== ===========    ===========  ===========
TOTAL ASSETS............ $35,639,890 $38,928,711 $32,567,820    $34,587,204  $19,751,213
                         =========== =========== ===========    ===========  ===========
LONG-TERM DEBT, CAPITAL
 LEASES AND REDEEMABLE
 STOCK.................. $15,148,108 $18,940,883 $16,888,606(5) $15,060,307  $ 6,022,147(6)
                         =========== =========== ===========    ===========  ===========
STOCKHOLDERS' EQUITY.... $13,344,726 $11,832,639 $11,445,370    $15,361,725  $12,493,271
                         =========== =========== ===========    ===========  ===========

--------
(1) Sales, Cost of Sales and Selling, Administrative and General expenses have been reclassified to be consistent with the current presentation.
(2) The Company will pay approximately $300,000 in federal and state income taxes on account of 2001 income.
(3) The Company paid approximately $150,000 in federal and state income taxes on account of 2000 income.
(4) The Company paid approximately $54,000 in federal and state income taxes on account of 1999 income.
(5) Long-Term Debt includes 10.0% subordinated debentures in the principal amount of $4,000,000, which were issued in 1999 in exchange for convertible preferred stock.
(6) Long-Term Debt includes a 12.25% subordinated debenture in the principal amount of $2,000,000 issued in connection with the Obdyke Acquisition in January 1998 and the cash received for the debenture at December 31, 1997 was included in cash and cash equivalents.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  The Company's results of operations for the year ended December 31, 2001, represent the consolidated operations of Berger Holdings, Ltd. and its subsidiaries, Berger Financial Corporation ("BFC"), Berger Bros Company ("Berger Bros"), CopperCraft and Walker. The Company's results of operations for the year ended December 31, 2000 represent the consolidated operations of Berger Holdings, Ltd. and its subsidiaries, BFC, Berger Bros, CopperCraft (beginning as of April 1, 2000) and Walker (beginning as of November 1, 2000). The Company's results of operations for the year ended December 31, 1999 represent the consolidated operations of Berger Holdings, Ltd. and its subsidiaries, BFC and Berger Bros.

  Net sales increased by 12.7% to $51,128,096 in 2001 from $45,372,283 in 2000 and by 14.8% in 2000 from $39,522,427 in 1999. The $5,755,813 increase in sales in 2001 was primarily attributable to a full year of sales from both the CopperCraft and Walker Acquisitions as well as growth within the existing business. The CopperCraft and Walker Acquisitions accounted for approximately $3,800,000 of the $5,800,000 increase in 2000 sales, while Berger Bros' sales in 2000 increased approximately $2,000,000. The increase in Berger Bros sales for 2000 was a result of ongoing marketing efforts in order to expand the Company's existing customer base.

  The Company's gross profit, as a percentage of net sales, was 23.9% in 2001, 20.4% in 2000 and 18.5% in 1999. The increase in gross profit percentage in 2001 was attributable to the CopperCraft and Walker acquisitions and a decline in raw material costs through the year. The increase in gross profit percentage in 2000 was primarily attributable to the CopperCraft Acquisition, while the Company also continued to improve its product mix by selling a larger percentage of higher margin products.

  Selling, administrative and general expenses, as a percentage of net sales, increased to 14.7% in 2001 from 13.1% in 2000 and 11.7% in 1999. The increase in selling, administrative and general expenses during the three-year period is primarily due to the additional costs of CopperCraft and Walker's ongoing operations and ongoing operating expenses for Berger Bros.

  Income from operations increased 42.0%, or $1,391,335, to $4,704,641 in 2001, while income from operations increased 25.0%, or $662,272, to $3,313,306 in 2000. As a percentage of revenues, income from operations was 9.2%, 7.3% and 6.7% for 2001, 2000 and 1999, respectively. The increase in 2001 was primarily from the improved product mix generated by the CopperCraft and Walker Acquisitions and internal sales growth through the remaining operations. Approximately 78% of the increase in 2000 was attributable to the CopperCraft and Walker Acquisitions, while 22% of the increase occurred from improvements in the remaining operations.

  Interest expense decreased to $1,581,753 in 2001 compared to $1,791,727 in 2000 and $1,852,088 in 1999. The Company's interest expense decrease in 2001 was primarily due to both the reduction throughout the year in the Company's borrowing rate and the Company's ability to pay down debt with cash generated from operations. The Company's interest expense decreased in 2000 from 1999, despite incurring additional debt to finance the CopperCraft and Walker Acquisitions. The interest expense decrease in 2000 was attributable to the Company's ability to pay down debt with cash generated from operations and the reduction in its borrowing rate on its credit facility in December 1999 to one half percent below the prime rate. In addition, because the CopperCraft and Walker Acquisitions closed in March and October 2000, respectively, less than a full year of interest was incurred in 2000 with respect to these transactions.

  Income from continuing operations increased 103.1% to $3,128,512, or 6.1% of net sales, in 2001 compared to $1,540,282, or 3.4% of net sales, in 2000 compared to $823,463, or 2.1% of net sales, in 1999. The increase in income from operations during 2001 was attributable to having the benefit of a full year of operations from both the CopperCraft and Walker Acquisitions, decreased interest expense and the Company's ability to absorb fixed operating expenses from the growth of the remaining existing operations. Approximately 43% of the $716,819 increase in 2000 was a direct result of the CopperCraft and Walker Acquisitions, while the remaining 57% increase resulted from a continued improvement in product mix.

  Net income increased 103.2% to $1,751,967, or 3.4% of net sales, in 2001 as compared to $862,379, or 1.9% of net sales, in 2000 and $381,797, or 1.0% of net sales, in 1999. The increase in net income in 2001 was primarily attributable to the CopperCraft and Walker Acquisitions, while the Company continued to improve the product mix of RDP lines. In 2001, the Company reported income tax expense of $1,376,545, but will pay approximately $300,000 in federal and state income taxes due to the utilization of a net operating loss carryforward. In 2000, the Company reported income tax expense of $677,903, but paid approximately $150,000 in federal and state income taxes due to the utilization of the net operating loss carryforward.

  The Company has determined that it is more likely than not that the deferred tax asset will be realized. At December 31, 2001, the Company had net operating loss carryforwards of approximately $330,000, which will reduce the actual cash paid for income taxes by approximately $112,000 in future periods. The effective tax rate was 44%, 44% and 54% for 2001, 2000 and 1999, respectively (see Note 9).

Liquidity and Capital Resources

  At December 31, 2001, the working capital of the Company was $5,519,067 (resulting in a ratio of current assets to current liabilities of 1.8 to 1), compared to $4,881,678 (1.6 to 1) at December 31, 2000. The increase in working capital is primarily due to a decrease in accounts payable, as a result of the cash flow provided by operating activities used to pay down outstanding obligations.

  At December 31, 2001, current liabilities totalled $6,920,260, consisting primarily of $4,094,475 of accounts payable and accrued expenses and $2,825,785 of current maturities of long-term debt. Total liabilities decreased $4,800,908 as compared to 2000, primarily due to the Company's ability to pay down debt and other current liabilities with cash generated from operations.

  At December 31, 2001, obligations to Fleet Bank, N.A., formerly Summit Bank, N.A. (the "Bank"), totaled $9,233,022, compared to $11,096,446 at December 31, 2000 and $9,699,591 at December 31, 1999. The decrease in 2001 was the result of the Company's ability to pay down debt with cash generated from operations. The increase in 2000 over 1999 was the result of financing the Bank provided to the Company to acquire both CopperCraft and Walker.

  The Company finances its operations primarily from cash flow from its business and the Company's credit facility (the "Credit Facility") with the Bank. The Credit Facility consists of a revolving line of credit (the "Credit Line") and an acquisition line facility (the "Acquisition Line"). All borrowings under the Credit Facility bear interest at one half of one percent below the Bank's prime lending rate, and are secured by, among other assets, the Company's accounts receivable and inventory. On October 31, 2000, at the Company's request, the maximum amount available under the Credit Line was reduced from $17,500,000 to $15,000,000, thereby reducing applicable fees. On April 12, 2001, at the Company's request, the maximum amount available under the Credit Line was reduced from $15,000,000 to $12,000,000, thereby further reducing applicable fees. The Company has two term loan notes outstanding under the Acquisition Line, and two other term loan notes with the Bank, secured by the Company's equipment and other assets. The total principal outstanding under the Credit Line at December 31, 2001 was $6,873,941.

  Cash flow provided by operating activities for 2001 was $4,137,295 as compared to $5,910,908 provided by operating activities for 2000. The cash provided by operating activities decreased primarily due to the pay down of accounts payable. In 2000, the Company financed some of its acquisition costs through the extension of trade payables. In 2001, the Company made a concerted effort to pay down debt and trade payables from the cash provided by operations.

  Net cash used in investing activities for 2001 was $700,803 compared to net cash used in investing activities of $7,235,822 in 2000. This change was primarily the result of cash used to fund the CopperCraft and Walker Acquisitions in 2000 and a decrease in cash used to fund capital expenditures in 2001. In 1999, net cash used in investing activities totaled $1,165,314, which was primarily a result of investments in capital equipment. From 1997 through 2000, the Company had invested heavily in acquiring and upgrading its manufacturing equipment, which now needs to be maintained rather than upgraded.

  Net cash used in financing activities was $3,278,340 for 2001, as compared to $1,524,710 provided by financing activities in 2000, as compared to $2,694,110 used in financing activities in 1999. The change from 2000 to 2001 was primarily the result of the Company paying down debt in 2001. The change from 1999 to 2000 occurred as a result of the following during 2000: the Company's financing approximately $6,000,000 for the CopperCraft and Walker Acquisitions, the Company's using cash from operations to pay down approximately $2,700,000 of senior and subordinated debt, the Company's using of approximately $1,250,000 cash to repurchase common shares of the Common Stock and the payment on account of a repurchase obligation with respect to Common Stock issued in the Obdyke Acquisition. Approximately $252,000 of debt relief and other related payments was provided to officers of the Company during 2001, in accordance with operating income achievements established by the Board of Directors. This relief reduced subscribed stock by $193,666. As of December 31, 2001, there are no agreements that provide for future officer debt relief. During 2001, the Company concentrated on paying down debt.

  The operating cash flow anticipated to be received from operations in 2002 and the availability of funds under the working capital loan is anticipated to be sufficient to cover the Company's capital expenditures of approximately $500,000 and any other operating expenses for 2002.

  The Company's contractual obligations and commercial commitments over the next five years and beyond are as follows:

                                         Expected Cash Payments by Year (in
                                                     thousands)
                                      -----------------------------------------
                                                                 2006 &
Contractual Commitments                2002   2003    2004  2005 Beyond  Total
-----------------------               ------ ------- ------ ---- ------ -------
Revolving credit..................... $  --  $ 6,874 $  --  $--  $  --  $ 6,874
Long term debt.......................  2,447   4,541  1,081  265  1,897  10,231
Capital lease obligations............    379     362    107   18      3     869
Operating lease obligations..........  1,028     531    158   81      5   1,803
                                      ------ ------- ------ ---- ------ -------
  Total.............................. $3,854 $12,308 $1,346 $364 $1,905 $19,777
                                      ====== ======= ====== ==== ====== =======

  The Company's three year Credit Facility expires in January 2003. The credit agreement contains financial covenants related to consolidated net worth, net income and debt and interest expense coverage. The Company was in compliance with the covenants relating to the Credit Facility as of December 31, 2001. The Company expects to renew or replace the Credit Facility prior to its expiration.

  The Company's lease obligations will increase slightly by the end of 2002 due to the acquisition and resulting financing needed for some new custom equipment. The Company's leases currently carry interest rates ranging from 2.9% to 9.37%.

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

New Accounting Standards

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). This statement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but is instead, subject to at least an annual assessment for impairment by applying a fair-value-based test. The effective date of SFAS 142 is January 1, 2002, with the exception of goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to the provisions of the statement.

  As of the date of adoption, the Company has unamortized goodwill in the amount of $10,165,850, which will be subject to the transition provisions of the SFASs 141 and 142. Amortization expense related to goodwill was $630,634 and $503,521 for 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFASs 141 and 142, it is not currently practicable to estimate the impact of adopting these statements on the Company's financial statements.

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

Significant Accounting Policies

  The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

  Certain accounting estimates and assumptions are particularly sensitive because of their significance to the consolidated financial statements and possibility that future events affecting them may differ markedly. The accounting policies of the Company with respect to significant estimates and assumptions are described below.

Allowance for Doubtful Accounts

  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts is adjusted according to the Company's past experience from actual losses incurred and potential future losses that could occur. The Company also maintains credit insurance on various accounts to minimize its exposure to potential future losses.

Inventory Reserves

  The Company records its inventory at cost, and writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Deferred Taxes

  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with reasonable and prudent tax planning strategies and the expiration dates of carryforwards, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2001.

 Forward-Looking and Cautionary Statements

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

  Increases in the price of raw materials may reduce the Company's profits.

  The prices of the raw materials the Company utilizes (for example, aluminum, steel, and copper) are subject to fluctuation. The Company may not be able to pass along any or all of these increases to its customers. As a result, increases in the price of raw materials may decrease the profit margin for sales of the Company's products.

  Downturns in the housing market and the home building and home improvement industry may reduce the level of the Company's sales and profits.

  Demand for the Company's products is dependent upon the housing market and the home building and home improvement industry which tend to be cyclical in nature and have experienced significant downturns in past years. Negative industry cycles in the future could decrease the Company's sales and profits during those periods.

  Seasons of extreme weather conditions may reduce the demand for the Company's products.

  Inclement winter weather and excessively hot and dry summer weather usually cause a reduction in the level of building activity in both the homebuilding and home improvement markets, which in turn may lead to reductions in the Company's sales and profits. The Company has reported losses in the quarters which corresponded to severe winter and summer seasons, including, for example, the Company's first quarter of 2001, in which it reported an 8.7% reduction in sales (excluding sales from recent acquisitions) compared to the first quarter of 2000, primarily due to severe weather experienced in the Company's core markets during that quarter. In addition, the absence of snow and other storms can also lessen the demand for the Company's products by alleviating some of the consumer's need to replace or repair the roofing products which it sells.

  Any future acquisitions may result in dilution and increased leverage and increased depreciation and amortization expense that may result in losses or reduced profits.

  The Company may issue equity to finance any future acquisitions. This would dilute the proportionate ownership of the Company's current shareholders and may reduce their per share value. Acquisitions may also lead to increased levels of borrowing. This would result in increased interest expense as well as limit the Company's ability to borrow for internal growth. Acquisitions are also likely to increase the Company's depreciation and amortization expense. These factors may lead to the Company to incur losses or reduced profits in the future.

  The Company's attempts to expand its operations may not be successful, and may result in losses or reduced growth of the Company's sales and profits.

  The Company may seek to expand through acquisitions. However, the Company may not be able to so expand or to identify targets for acquisitions on terms that are attractive to it. If the Company fails to expand its business, the Company's sales may not maintain recent growth rates or may decline. Furthermore, the Company does not know whether its products will be sufficiently accepted to sustain the Company's efforts to expand. As a result, if the Company is unsuccessful in this expansion, the Company's profitability may decline or the Company may incur losses.

  The Company's failure to successfully integrate the operations of acquired businesses could diminish its overall profitability.

  The process of incorporating newly acquired businesses into the Company's current business can produce increases in expenses or reductions in sales. In some cases, the additional overhead associated with newly acquired operations may not be fully or immediately absorbed by the Company's current operations. For example, in the first quarter of 2001, the Company reported a net loss that was partly attributable to increased selling, administrative and general expenses as a result of its recent acquisitions. In addition, customers that purchased products from the acquired business prior to the acquisition may not purchase products from the Company after the acquisition or may purchase a smaller amount of products. Accordingly, if the Company is unable to successfully integrate the operations of its recently acquired businesses or any subsequently acquired businesses with its current operations, the Company's sales and profits may be reduced.

  The inability to obtain additional financing may prevent the Company from expanding its current business or acquiring new business.

  The Company may require additional debt and/or equity financing as a result of its expansion of its existing business or acquisition of new businesses if the Company's current financing is not sufficient. Additional financing may not be available to the Company on advantageous terms or at all, if, for example, the interest rates were unattractive or the Company did not have sufficient collateral available to secure the desired increase in debt. Currently, all of the Company's assets are being used to secure its outstanding debt, so unless the Company acquires unsecured assets or obtain a partial release from the Company's secured creditor of its security interests, the Company would not have available to it any collateral to pledge to new debtors. Any equity financing would dilute the proportionate ownership of the Company's current shareholders and may reduce their per share value.

  The Company may not be able to successfully compete in its industry and, as result, the Company's level of sales and profits may fall.

  The Company faces significant competition in connection with the products it provides. There are many other companies engaged in the manufacture and distribution of roof drainage products, and many of these companies have greater financial and other business resources than those possessed by the Company. Further, other companies may enter the Company's area of business in the future. If competition increases, especially with respect to the Company's higher margin products, the Company's sales and profits are likely to decline.

  The Company's sales and profits may decline if it is unable to retain its key personnel.

  The Company depends upon the efforts and skills of certain of its key senior executives. The Company's top four executives, Theodore A. Schwartz, Chairman of the Board of Directors, Joseph F. Weiderman, President and Chief Operating Officer, Paul L. Spiese, III, Vice President of Manufacturing, and Francis E. Wellock, Jr., Chief Financial Officer, have a combined 50 years of experience in the Company's business. If the Company loses the services of one or more of these individuals, it may face difficulty replacing any one of them since few successors are available with similar levels of experience in the Company's industry. Competition for senior management is intense, and the Company may not be successful in retaining these key personnel or in attracting and retaining other key personnel that it may require in the future. The Company's inability to secure replacement personnel in key positions could lead to declining sales and profits through loss of current customers or vendors, through decline in the efficiency of the Company's operations, or through lack of strategic leadership.

  If the Company is unable to retain its customer base, the Company's level of sales may fall.

  All sales contracts between the Company and its customers represent a single transaction. As a result, the Company does not have long term commitments from its customers. The Company's current customers may not continue to purchase products from the Company or may not maintain or increase their level of purchases in the future. The Company's sales will decline over time if it cannot retain or replace the demand from the Company's current customers.

  The Company does not currently pay dividends on the Common Stock and it does not expect to do so for the foreseeable future.

  The Company expects to retain its future earnings, if any, for the operation and expansion of its business, and to pay no cash dividends for the foreseeable future. The terms of the Company's current financing agreements limit its payment of dividends, and other agreements the Company enters into may contain terms that limit the amount of dividends it may pay or prohibit any payment of dividends.

  Trading volume in the Common Stock has historically been limited.

  There is a limited market for the Common Stock. There can be no assurance that a broader market for the Common Stock will develop. Selling shares of the Common Stock may be difficult because smaller quantities of shares are bought and sold and security analysts' and the news media coverage about the Company is limited. These factors could result in lower prices and larger spreads in the bid and asked prices for the shares of Common Stock.

  Anti-takeover provisions and its right to issue preferred stock could make a third-party acquisition of the Company difficult and limit the price paid for the Company's shares.

  The Company's articles of incorporation provide that the board of directors may issue preferred stock without stockholder approval. In addition, the Company's by-laws provide for a classified board, with each board member serving a three-year term. The board of directors has also adopted a stockholder rights plan, commonly referred to as a "poison pill." The issuance of preferred stock, the existence of a classified board and the stockholder rights plan could make it more difficult for a third party to acquire the Company without the approval of the Board of Directors. They could also limit the price that certain investors might be willing to pay in the future for the Common Stock.

Item 7A. Qualitative and Quantitative Disclosure

  The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2001, the Company's investments consisted of cash and money market funds. The Company does not expect any material loss with respect to its investment portfolio.

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

Item 8. Financial Statement and Supplementary Data

  Attached at pages F-1 through F-18 are the financial statements and financial statement schedules identified in Item 14 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Except as set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K, this information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders for 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2001, and is hereby incorporated by reference thereto.

Item 11. Executive Compensation

  This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders for 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2001, and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders for 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2001, and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions

  This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders for 2002, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year ended December 31, 2001, and is hereby incorporated by reference thereto.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

  1. Financial statements--attached at pages F-1 through F-18 are the consolidated financial statements and consolidated financial schedules set forth below, which are incorporated by reference in Item 8:

Berger Holdings, Ltd.

Independent Auditors' Report on Consolidated Financial Statements......... F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000.............. F-2

Consolidated Statements of Operations for the years ended December 31,
 2001, 2000, and 1999..................................................... F-3

Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2001, 2000 and 1999......................................... F-4

Consolidated Statements of Cash Flows for the years ended December 31,
 2001, 2000 and 1999...................................................... F-5

Notes to Consolidated Financial Statements................................ F-6

2. Financial statement schedule--The following consolidated financial statement schedule is included herein:

SCHEDULE II
BERGER HOLDINGS, LTD.
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2001, 2000 and 1999

        Column A          Column B   Column C     Column D    Column E
        --------         ---------- ----------- ------------- --------
                                     Additions                Balance
                         Balance at   Charged                  at End
                         Beginning  to Cost and                  of
      Description        of Period    Expense   Deductions(1)  Period
      -----------        ---------- ----------- ------------- --------
2001 Accounts
 Receivable-
Allowance for doubtful
 accounts...............  $30,000    $153,895      $86,895    $97,000
2000 Accounts
 Receivable-
Allowance for doubtful
 accounts...............  $30,000    $ 15,000      $15,000    $30,000
1999 Accounts
 Receivable-
Allowance for doubtful
 accounts...............  $30,000    $  9,249      $ 9,249    $30,000

--------
(1)  Write off of uncollectible accounts.

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the financial statements or the notes thereto and therefore have been omitted.

         Independent Auditors' Report on Financial Statement Schedule

To the Stockholders and Board of Directors of Berger Holdings, Ltd.

  Under date of March 7, 2002, we reported on the consolidated balance sheets of Berger Holdings, Ltd. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2001, as listed in the accompanying index (item 14). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Philadelphia, PA
March 7, 2002

3.Exhibits

 Exhibit
 Number                 Title                          Method of Filing
 -------                -----                          ----------------
   3(a)  Articles of Incorporation and Bylaws Incorporated by reference to
                                              Exhibit 3 of the Registration
                                              Statement on on Form S-18 filed
                                              February 15, 1983 (File No. 2-
                                              81851-W)

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

   3(e)  Articles of Amendment dated July 22, Incorporated by reference to
         1993                                 Exhibit 3(e) of the Annual Report
                                              on Form 10-K for the year ended
                                              December 31, 1993

   3(f)  Articles of Amendment dated December Incorporated by reference to
         29, 1997                             Exhibit 3(f) of the Annual Report
                                              on Form 10-K for the year ended
                                              December 31, 1997

  10(a)  Stock Purchase Agreement dated as of Incorporated by reference to
         February 7, 1997 between Berger      Exhibit 2.1 of the Company's 8-K
         Holdings, Ltd. and Roger M. Cline    filed on February 20, 1997

  10(b)  Amendment to Stock Purchase          Incorporated by reference to
         Agreement dated as of February 7,    Exhibit 2.2 of the Company's 8-K
         1997 between Berger Holdings, Ltd.   filed on February 20, 1997
         and Roger M. Cline

 Exhibit
 Number                 Title                          Method of Filing
 -------                -----                          ----------------
 10(c)   Asset Purchase Agreement dated as of Incorporated by reference to
         December 3, 1997 among Berger        Exhibit 2.1 of the Company's 8-K
         Holdings, Ltd., Benjamin Obdyke      filed on January 20, 1998
         Incorporated and its shareholders

 10(d)   Amended and Restated Loan and        Incorporated by reference to
         Security dated as of January 2, 1998 Exhibit 2.4 to the Company's among Berger Financial Corp., Berger Current Report filed on January
         Bros. Company, CopperCraft, Inc. (by 20, 1998
         joinder dated March 31, 2000),
         Walker Metal Products, Inc. (by
         joinder dated October 31, 2000) and
         Summit Bank, N.A. ("Loan and
         Security Agreement")

 10(e)   Amendment dated as of December 31,   Incorporated by reference to
         1998 to Loan and Security Agreement  Exhibit 2.2 to the Company's
                                              Current Report on Form 8-K dated
                                              December 22, 1998

 10(f)   Amendment dated as of December 20,   Incorporated by reference to
         1999 to Loan and Security Agreement  Exhibit 10(p) to the Company's
                                              Annual Report on Form 10-K for
                                              the year ended December 31, 1999

 10(g)   Amendment dated as of October 31,    Incorporated by reference to
         2000 to Loan and Security Agreement  Exhibit 10(b) to the Company's
                                              Quarterly Report on Form 10-Q for
                                              the period ended September 30,
                                              2000

 10(h)   Amendment effective April 12, 2001   Incorporated by reference to
         to Loan and Security Agreement       Exhibit 10(a) to the Company's
                                              Quarterly Report on Form 10-Q for
                                              the quarter ended March 31, 2001

 10(i)   Exchange Agreement dated September   Incorporated by reference to
         29, 2000 between Berger Holdings,    Exhibit 10(b) to the Company's
         Ltd. and Finova Mezzanine Capital    Quarterly Report on Form 10-Q for
         Inc.                                 the period ended September 30,
                                              2000

 10(j)   Exchange Agreement dated January 12, Incorporated by reference to
         2001 between Berger Holdings, Ltd.   Exhibit 10 to the amended
         and Argosy Investment Partners, L.P. Schedule 13D filed by Argosy
                                              Investment Partners, L.P. on
                                              February 7, 2001

 10(k)*  Employment Agreement between Berger  Incorporated by reference to
         Holdings, Ltd. and Theodore A.       Exhibit 10(j) to the Company's
         Schwartz dated as of January 1, 2001 Annual Report for the period ended December 31, 2000

 10(l)*  Employment Agreement between Berger  Incorporated by reference to
         Holdings, Ltd. and Joseph F.         Exhibit 10(k) to the Company's
         Weiderman dated as of January 1,     Annual Report for the period
         2001                                 ended December 31, 2000

 10(m)*  Employment Agreement between Berger  Incorporated by reference to
         Holdings, Ltd. and Paul L. Speise,   Exhibit 10(l) to the Company's
         III dated as of January 1, 2001      Annual Report for the period
                                              ended December 31, 2000

 10(n)*  Employment Agreement between Berger  Incorporated by reference to
         Holdings, Ltd. and Francis E.        Exhibit 10(m) to the Company's
         Wellock dated as of January 1, 2001  Annual Report for the period ended December 31, 2000

 Exhibit
 Number                 Title                          Method of Filing
 -------                -----                          ----------------
 10(o)*  Form of Change of Control Agreement  Incorporated by reference to dated as of January 1, 2001 between  Exhibit 10(n) to the Company's
         Berger Holdings, Ltd. and each of    Annual Report for the period
         Theodore A. Schwartz, Joseph F.      ended December 31, 2000
         Weiderman, Paul L. Spiese, III,
         Francis E. Wellock, Denise C. Ashby,
         Richard Falconio, David Stewart, and
         Gregory J. Weiderman

 10(p)*  Berger Holdings, Ltd. 1996 Stock     Incorporated by reference to
         Incentive Plan (amended at June 17,  Exhibit 4 to the Company's
         1998 meeting of the Company's        Registration Statement on Form S-
         shareholders)                        8 filed April 10, 1997

 21      List of Subsidiaries of the Company  Filed Herewith

 23      Consent of KPMG LLP                  Filed Herewith

--------
*This exhibit is a management contract or compensatory plan or arrangement.

  All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b)  Reports on Form 8-K:

  None.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2002.

                                          Berger Holdings, Ltd.

                                                /s/ Theodore A. Schwartz
                                          By: _________________________________
                                                    Theodore A. Schwartz
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Theodore A. Schwartz          Chief Executive Officer      March 22, 2002
______________________________________  and Chairman of the Board
         Theodore A. Schwartz           (Principal Executive
                                        Officer)

     /s/ Paul L. Spiese, III           Director                     March 22, 2002
______________________________________  Vice President
         Paul L. Spiese, III

     /s/ Joseph F. Weiderman           President, Chief Operating   March 22, 2002
______________________________________  Officer and Director
         Joseph F. Weiderman

         /s/ Larry Falcon              Director                     March 22, 2002
______________________________________
             Larry Falcon

        /s/ Jacob I. Haft              Director                     March 22, 2002
______________________________________
         Jacob I. Haft, M.D.

         /s/ Jon M. Kraut              Director                     March 22, 2002
______________________________________
         Jon M. Kraut, D.M.D.

           /s/ Jay Seid                Director                     March 22, 2002
______________________________________
               Jay Seid

    /s/ John Paul Kirwin, III          Director                     March 22, 2002
______________________________________
        John Paul Kirwin, III

   /s/ Francis E. Wellock, Jr.         Chief Financial Officer      March 22, 2002
______________________________________  (Principal Financial and
       Francis E. Wellock, Jr.          Accounting Officer)

                         Independent Auditors' Report

Stockholders and Board of Directors
Berger Holdings, Ltd.
Feasterville, Pennsylvania

  We have audited the accompanying consolidated balance sheets of BERGER HOLDINGS, LTD. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BERGER HOLDINGS, LTD. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

Philadelphia, Pennsylvania
March 7, 2002

                             BERGER HOLDINGS, LTD.

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                      ------------------------
                                                         2001         2000
                                                      -----------  -----------
                       ASSETS
Current assets
  Cash and cash equivalents.......................... $   465,064  $   306,912
  Accounts receivable, net of allowance for doubtful
   accounts of $97,000 in 2001 and $30,000 in 2000...   4,502,631    4,671,903
  Inventories........................................   6,496,091    6,994,548
  Prepaid and other current assets...................     577,451      679,379
  Deferred income taxes..............................     398,090      384,125
                                                      -----------  -----------
    Total current assets.............................  12,439,327   13,036,867
Property, plant and equipment, net...................  10,082,728   11,067,983
Deferred income taxes................................         --       858,512
Other assets, net of accumulated amortization of
 $1,132,955 in 2001 and $859,304 in 2000.............   2,951,985    3,218,906
Goodwill, net of accumulated amortization of
 $2,457,848 in 2001 and $1,827,214 in 2000...........  10,165,850   10,746,443
                                                      -----------  -----------
                                                      $35,639,890  $38,928,711
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Current maturities of long-term debt............... $ 2,825,785  $ 1,877,804
  Accounts payable...................................   1,705,751    4,140,500
  Accrued expenses...................................   2,388,724    2,136,885
                                                      -----------  -----------
    Total current liabilities........................   6,920,260    8,155,189
Long-term debt.......................................  15,148,108   18,940,883
Deferred income taxes................................     226,796          --
Commitments and contingencies........................         --           --
Stockholders' equity
  Common stock, $.01 par value Authorized 20,000,000
   shares in 2001 and 2000 Issued 5,989,736 and
   5,739,736 shares in 2001 and 2000 Outstanding
   5,087,261 and 5,127,936 shares in 2001 and 2000...      59,897       57,397
  Additional paid-in capital.........................  18,187,726   17,690,226
  Accumulated deficit................................  (2,326,843)  (4,078,810)
                                                      -----------  -----------
                                                       15,920,780   13,668,813
  Less common stock subscribed.......................    (289,250)    (482,916)
  Less 902,475 and 611,800 common shares of treasury
   stock in 2001 and 2000, respectively, at cost.....  (2,286,804)  (1,353,258)
                                                      -----------  -----------
    Total stockholders' equity.......................  13,344,726   11,832,639
                                                      -----------  -----------
                                                      $35,639,890  $38,928,711
                                                      ===========  ===========


          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended December 31
                                        -------------------------------------
                                           2001         2000         1999
                                        -----------  -----------  -----------
Net sales.............................. $51,128,096  $45,372,283  $39,522,427
Cost of sales..........................  38,926,409   36,096,580   32,229,480
                                        -----------  -----------  -----------
Gross profit...........................  12,201,687    9,275,703    7,292,947
Selling, administrative and general
 expenses..............................   7,497,046    5,962,397    4,641,913
                                        -----------  -----------  -----------
Income from operations.................   4,704,641    3,313,306    2,651,034
Interest expense.......................  (1,581,753)  (1,791,727)  (1,852,088)
Other income, net......................       5,624       18,703       24,517
                                        -----------  -----------  -----------
Income before income tax...............   3,128,512    1,540,282      823,463
Provision for income tax...............   1,376,545      677,903      441,666
                                        -----------  -----------  -----------
Net income............................. $ 1,751,967  $   862,379  $   381,797
                                        ===========  ===========  ===========
Basic earnings per share............... $      0.33  $      0.16  $      0.07
                                        ===========  ===========  ===========
Diluted earnings per share............. $      0.28  $      0.16  $      0.07
                                        ===========  ===========  ===========


          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999

                 Series A Convertible
                   Preferred Stock           Common Stock                                 Treasury Stock
                 -----------------------   ----------------- Additional                ---------------------
                   Number                  Number of           Paid-in    Accumulated   Number
                  of Shares     Amount      Shares   Amount    Capital      Deficit    of Shares   Amount
                 -----------   ---------   --------- ------- -----------  -----------  --------- -----------
Balance,
 December 31,
 1998...........       40,000  $     400   5,301,330 $53,013 $21,114,214  $(5,322,986)      --           --
Conversion of
 preferred
 shares to
 debt...........      (40,000)      (400)        --      --   (3,999,600)         --        --           --
Exercise of
 188,406 stock
 options........          --         --      188,406   1,884      54,366          --        --           --
Net income......          --         --          --      --          --       381,797       --           --
Purchase of
 124,400 shares
 treasury stock,
 at cost........          --         --          --      --          --           --    124,400  $  (354,402)
                  -----------  ---------   --------- ------- -----------  -----------   -------  -----------
Balance,
 December 31,
 1999...........          --   $      --   5,489,736 $54,897 $17,168,980  $(4,941,189)  124,400  $  (354,402)
Common shares
 issued.........          --         --      250,000   2,500     521,246          --        --           --
Net income......          --         --          --      --          --       862,379       --           --
Purchase of
 487,400 shares
 treasury stock,
 at cost........          --         --          --      --          --           --    487,400  $  (998,856)
                  -----------  ---------   --------- ------- -----------  -----------   -------  -----------
Balance,
 December 31,
 2000...........          --   $      --   5,739,736 $57,397 $17,690,226  $(4,078,810)  611,800  $(1,353,258)
Common shares
 issued.........          --         --      250,000   2,500     497,500          --        --           --
Forgiveness of
 loans on stock
 subscribed
 (note 13)......          --         --          --      --          --           --        --           --
Net income......          --         --          --      --          --     1,751,967       --           --
Purchase of
 290,675 shares
 treasury stock,
 at cost........          --         --          --      --          --           --    290,675  $  (933,546)
                  -----------  ---------   --------- ------- -----------  -----------   -------  -----------
Balance,
 December 31,
 2001...........          --   $     --    5,989,736 $59,897 $18,187,726  $(2,326,843)  902,475  $(2,286,804)
                  ===========  =========   ========= ======= ===========  ===========   =======  ===========
                    Common Stock
                     Subscribed
                 ---------------------
                  Number
                 of Shares   Amount
                 ---------- ----------
Balance,
 December 31,
 1998...........  347,500   $(482,916)
Conversion of
 preferred
 shares to
 debt...........      --          --
Exercise of
 188,406 stock
 options........      --          --
Net income......      --          --
Purchase of
 124,400 shares
 treasury stock,
 at cost........      --          --
                 ---------- ----------
Balance,
 December 31,
 1999...........  347,500   $(482,916)
Common shares
 issued.........      --          --
Net income......      --          --
Purchase of
 487,400 shares
 treasury stock,
 at cost........      --          --
                 ---------- ----------
Balance,
 December 31,
 2000...........  347,500   $(482,916)
Common shares
 issued.........      --          --
Forgiveness of
 loans on stock
 subscribed
 (note 13)...... (154,666)    193,666
Net income......      --          --
Purchase of
 290,675 shares
 treasury stock,
 at cost........      --          --
                 ---------- ----------
Balance,
 December 31,
 2001...........  192,834   $(289,250)
                 ========== ==========


          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31
                                          -------------------------------------
                                             2001         2000         1999
                                          -----------  -----------  -----------
Cash flows from operating activities
  Net income............................  $ 1,751,967  $   862,379  $   381,797
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities
   Deferred income taxes................    1,071,343      568,542      404,022
   Depreciation and amortization........    2,667,659    2,436,741    1,973,240
   Increase in accounts receivable
    allowance...........................       67,000          --           --
   Decrease in inventory reserve........          --           --      (100,000)
   Decrease in stock subscribed.........      193,666          --           --
  Change in operating assets and
   liabilities, excluding acquisitions
   Accounts receivable..................      102,272     (298,629)     233,184
   Inventories..........................      498,457     (450,230)   1,033,412
   Other current and long-term assets...      (32,160)    (174,849)    (559,697)
   Accounts payable.....................   (2,434,749)   2,481,885      258,578
   Accrued expenses.....................      251,839      485,069      192,119
                                          -----------  -----------  -----------
Net cash provided by operating
 activities.............................    4,137,294    5,910,908    3,816,655
                                          -----------  -----------  -----------
Cash flows from investing activities
  Acquisition of companies, net of cash
   acquired.............................          --    (6,001,584)         --
  Acquisition of property and equipment,
   net of retirements...................     (700,803)  (1,234,238)  (1,165,314)
                                          -----------  -----------  -----------
    Net cash used in investing
     activities.........................     (700,803)  (7,235,822)  (1,165,314)
                                          -----------  -----------  -----------
Cash flows from financing activities
  Net proceeds (repayments) from working
   capital line.........................     (161,047)   1,953,401     (792,707)
  Net repayments from equipment term
   loan.................................   (1,702,376)    (556,546)    (531,996)
  Proceeds from long-term debt..........       56,585    1,996,915    2,380,539
  Loan and mortgage repayments..........     (537,955)    (643,950)  (3,451,794)
  Proceeds from issuance of stock,
   private placements, stock warrants
   and stock options....................          --           --        56,250
  Net payment for redeemable common
   stock................................          --      (226,254)         --
  Repurchase of common stock............     (933,546)    (998,856)    (354,402)
                                          -----------  -----------  -----------
Net cash provided by (used in) financing
 activities.............................   (3,278,339)   1,524,710   (2,694,110)
                                          -----------  -----------  -----------
Net increase (decrease) in cash.........      158,152      199,796      (42,769)
Cash and cash equivalents, beginning of
 year...................................      306,912      107,116      149,885
                                          -----------  -----------  -----------
Cash and cash equivalents, end of year..  $   465,064  $   306,912  $   107,116
                                          ===========  ===========  ===========
Supplemental Disclosure of Cash Flow
 Information
Cash paid during the year for interest..  $ 1,581,753  $ 1,791,727  $ 1,852,088
Cash paid during the year for taxes.....  $   113,738  $    54,000  $    37,337
                                          ===========  ===========  ===========

  The Company entered into capital leases aggregating $61,585, $700,288, and $380,539 in the years 2001, 2000, and 1999, respectively.

          See accompanying notes to consolidated financial statements

                             BERGER HOLDINGS, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business Organization

  The Company operates primarily from three manufacturing facilities located in Feasterville, PA, Keller, TX and Atlanta, GA. The Company operates one business segment producing roof drainage and ancillary products. The Company primarily sells to wholesale building product distributors throughout the United States and its territories. The Company routinely grants credit to these distributors.

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

 Property and Equipment and Depreciation and Amortization

  Property and equipment are carried at cost. Depreciation is computed by straight-line and accelerated methods using estimated useful lives of generally 5 to 39 years for buildings and improvements and generally 3 to 15 years for machinery and equipment. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations.

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

 Goodwill

  Goodwill is amortized using the straight-line method over generally 10 to 25 years. The Company assesses the recoverability of intangible assets by determining whether the amortization of the goodwill balance over the remaining life can be recovered through projected undiscounted future cash flows. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or fair value of the asset, where appropriate. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

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

 Reclassification

  Certain balances have been reclassed to conform to the current year presentation. The Company has reclassified customer program incentive costs to net sales.

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

                             BERGER HOLDINGS, LTD.

 Accounting Standards Adopted

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets for liabilities in the statement of financial position and measure them at fair value. The Company adopted SFAS No. 133 as of January 1, 2001, which had no impact on the financial statements or liquidity of the Company. The Company does not have any off-balance sheet financial instruments or derivatives.

 New Accounting Standards

  In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). This statement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but is instead, subject to at least an annual assessment for impairment by applying a fair-value-based test. The effective date of SFAS 142 is January 1, 2002, with the exception of goodwill and intangible assets acquired after June 30, 2001, which are immediately subject to the provisions of the statement.

  As of the date of adoption, the Company has unamortized goodwill in the amount of $10,165,850, which will be subject to the transition provisions of the SFASs 141 and 142. Amortization expense related to goodwill was $630,634 for 2001. Because of the extensive effort needed to comply with adopting SFASs 141 and 142, it is not currently practicable to estimate the impact of adopting these statements on the Company's financial statements.

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

                             BERGER HOLDINGS, LTD.

3. Acquisitions

  On October 31, 2000, the Company purchased all of the outstanding shares of the common stock of Walker Metal Products, Inc., a Georgia corporation (Walker). As consideration, the Company paid $4,176,537 consisting of $3,000,000 in cash, a note payable of $800,000 and assumed liabilities of $376,537. Walker reported sales of $4,200,000 and net income of $50,000 (net of former officers' withdrawals) for the fiscal year ending September 30, 2000. The Company utilized funds obtained from its credit facility to acquire Walker. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) is being amortized through 2001 on a straight-line basis generally over 20 years.

  On March 31, 2000, the Company purchased all of the outstanding shares of the common stock of CopperCraft, Inc., a Texas corporation (CopperCraft). As consideration, the Company paid $2,642,410 consisting of $1,740,822 in cash, a note payable of $512,500 and assumed liabilities of $389,088. CopperCraft reported sales of $2,400,000 and net income of $150,000 for the fiscal year ending December 31, 1999. The Company utilized funds obtained from its credit facility to acquire CopperCraft. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) is being amortized through 2001 on a straight-line basis generally over 20 years.

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

                                                                     Year Ended
                                                                      December
                                                                      31, 2000
                                                                     -----------
   Net Sales........................................................ $50,300,662
                                                                     -----------
   Net Income....................................................... $   941,546
                                                                     -----------
   Earnings Per Share
     Basic.......................................................... $       .18
                                                                     ===========
     Diluted........................................................ $       .18
                                                                     ===========

4. Inventories

  Inventories are valued at the lower of cost or market. Cost is determined using a weighted average calculation.

  As of December 31, 2001 and 2000, inventories consisted of the following:

                                                             2001       2000
                                                          ---------- ----------
   Raw materials......................................... $3,527,911 $4,249,060
   Finished goods........................................  2,862,205  2,591,824
   Packaging materials and supplies......................    105,975    153,664
                                                          ---------- ----------
                                                          $6,496,091 $6,994,548
                                                          ========== ==========

                             BERGER HOLDINGS, LTD.

5. Property and Equipment

  As of December 31, 2001 and 2000, property and equipment consisted of the following:

                                                           2001        2000
                                                        ----------- -----------
   Land................................................ $   485,000 $   485,000
   Building............................................   5,497,197   5,497,197
   Machinery...........................................   8,094,556   8,850,370
   Furniture and fixtures..............................   1,811,825   1,726,841
   Trucks and autos....................................   1,123,340   1,213,906
   Dies................................................   1,299,184   1,248,873
   Leasehold improvements..............................   2,153,645   1,991,215
                                                        ----------- -----------
                                                         20,464,747  21,013,402
   Less accumulated depreciation.......................  10,382,019   9,945,419
                                                        ----------- -----------
                                                        $10,082,728 $11,067,983
                                                        =========== ===========

  Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $1,686,058, $1,620,504 and $1,289,357, respectively.

  Total cost of machinery under capital leases included above as of December 31, 2001 and 2000 was $1,548,270 and $1,667,809, respectively. Accumulated depreciation for machinery under capital leases included above as of December 31, 2001 and 2000 was $853,389 and $576,949, respectively.

6. Other Assets

  As of December 31, 2001 and 2000, other assets consisted of the following:

                                                             2001       2000
                                                          ---------- ----------
   Patents and customer lists, net....................... $1,238,521 $1,264,979
   Non-compete agreements, net...........................    980,952  1,071,428
   Capitalized acquisition costs, net....................    539,616    592,241
   Other long term assets................................    192,896    290,258
                                                          ---------- ----------
                                                          $2,951,985 $3,218,906
                                                          ========== ==========

                             BERGER HOLDINGS, LTD.

7. Long-Term Debt

  As of December 31, 2001 and 2000, long-term debt consisted of the following:

                                                           2001        2000
                                                        ----------- -----------
$12,000,000 revolving line-of-credit expiring in
 January, 2003. Interest is due monthly at prime less
 1/2% (prime was 4.75% as of December 31, 2001).
 Borrowing is restricted to 85% of eligible accounts
 receivable and 50% of eligible inventory. All assets
 collateralize this revolving line-of-credit..........  $ 6,873,941 $ 7,784,988
10.0% subordinated debenture, due December 31, 2003,
 interest is payable quarterly through maturity (see
 Note 13).............................................    1,500,000   1,500,000
11.0% subordinated debenture, due December 29, 2003,
 interest is payable quarterly through maturity (see
 Note 13).............................................    2,500,000   2,500,000
Mortgage note payable, principal and interest (7.25%)
 due in monthly payments of approximately $27,400
 through March, 2008 with a balloon of $1,431,391 due
 then.................................................    2,558,748   2,696,404
Term loan, payable in 33 monthly installments of
 $60,600 plus interest at prime less 1/2% through
 December, 2002. This loan is uncollateralized. ......      727,400   1,454,600
Term loan, payable in 18 monthly installments of
 $41,667 plus interest at prime less 1/2% through
 October, 2002. This loan is uncollateralized.........      416,667         --
Term loans, payable in monthly installments of $53,487
 plus interest at prime less 1/2% through January
 2002, and a balloon payment of $272,016 due January,
 2002. Monthly payments of $9,154 plus interest at
 prime less 1/2% from February, 2002 through November
 1, 2005. Monthly payments of $2,746 plus interest at
 prime less 1/2% through April 1, 2005. These loans
 are collateralized by machinery and equipment. ......    1,215,015   1,856,858
Capital leases, due in monthly installments of
 approximately $36,677, including interest, ranging
 from 2.90% to 9.37% through 2006; collateralized by
 certain equipment. ..................................      869,622   1,213,337
12.25% subordinated debenture, due December 31, 2003,
 interest is payable quarterly through maturity (see
 Note 13).............................................          --      500,000
Note payable to previous owner in connection with an
 acquisition of assets, due on March 31, 2002 plus
 quarterly installments of interest at 7.0% through
 March 31, 2002. .....................................      512,500     512,500
Note payable to previous owner in connection with an
 acquisition of assets, due on October 31, 2004 plus
 quarterly installments of interest at 7.0% through
 October 31, 2004.....................................      800,000     800,000
                                                        ----------- -----------
                                                         17,973,893  20,818,687
Less current maturities...............................    2,825,785   1,877,804
                                                        ----------- -----------
                                                        $15,148,108 $18,940,883
                                                        =========== ===========

                             BERGER HOLDINGS, LTD.

  Scheduled annual maturities of long-term debt as of December 31, 2001 are as follows:

   Year Ending December 31
   -----------------------
     2002........................................................... $ 2,825,785
     2003...........................................................  11,776,526
     2004...........................................................   1,188,057
     2005...........................................................     283,745
     2006...........................................................     200,453
     Thereafter.....................................................   1,699,327
                                                                     -----------
                                                                     $17,973,893
                                                                     ===========

  Scheduled annual maturities of capital leases as of December 31, 2001 are as follows:

   Year Ending December 31
   -----------------------
     2002........................................................... $   379,403
     2003...........................................................     361,658
     2004...........................................................     107,223
     2005...........................................................      18,469
     2006...........................................................       2,869
                                                                     -----------
                                                                     $   869,622
                                                                     ===========

8. Accrued Expenses

  As of December 31, 2001 and 2000, accrued expenses consist of the following:

                                                             2001       2000
                                                          ---------- ----------
   Payroll and related expenses.......................... $  336,651 $  280,552
   Other accrued expenses................................  2,052,073  1,856,333
                                                          ---------- ----------
   Total accrued expenses................................ $2,388,724 $2,136,885
                                                          ========== ==========

9. Income Taxes

  The sources of temporary differences and the tax effect of each as of December 31, 2001 and 2000 as follows:

                                                             2001       2000
                                                           --------  ----------
   Inventory reserves..................................... $ 17,250  $   17,250
   Net operating loss carryforwards.......................  329,129   1,394,219
   Depreciation........................................... (146,615)   (109,115)
   Goodwill / intangibles................................. (224,420)   (168,170)
   AMT credit carryforward................................  144,239      81,587
   Other..................................................   51,711      26,866
                                                           --------  ----------
     Total net deferred tax asset......................... $171,294  $1,242,637
                                                           ========  ==========

                             BERGER HOLDINGS, LTD.

  The net deferred asset has been recognized on the balance sheet as follows:

                                                              December 31
                                                          ---------------------
                                                            2001        2000
                                                          ---------  ----------
   Current deferred tax asset............................ $ 398,090  $  384,125
   Noncurrent deferred tax (liability) asset.............  (226,796)    858,512
                                                          ---------  ----------
                                                          $ 171,294  $1,242,637
                                                          =========  ==========

  As of December 31, 2001, the Company had net operating loss carryforwards of approximately $330,000, expiring through 2010.

  Provision for income taxes for 2001, 2000 and 1999 were as follows:

                                                      2001      2000     1999
                                                   ---------- -------- --------
   Current federal tax expense.................... $   62,652 $ 32,000 $ 13,467
   Current state tax expense......................    226,273   77,361   24,177
   Deferred tax expense...........................  1,087,620  568,542  404,022
                                                   ---------- -------- --------
   Provision for income tax....................... $1,376,545 $677,903 $441,666
                                                   ========== ======== ========

  Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were.

                                                             Years Ended
                                                            December 31,
                                                          ---------------------
                                                          2001    2000    1999
                                                          -----   -----   -----
   Taxes at U.S. Federal statutory rate.................. 34.00%  34.00%  34.00%
   State income taxes, net of federal benefit............  7.23%   5.40%   3.52%
   Other, net............................................ (1.72)% (0.87)%  6.64%
   Permanent differences.................................  4.49%   5.48%   9.47%
                                                          -----   -----   -----
                                                          44.00%  44.01%  53.63%
                                                          =====   =====   =====

  Certain gains which were recognized as a result of the Company's emergence from bankruptcy, in 1993, are not considered taxable income for either federal or state purposes. Additionally, gains recognized from exchanging debt for common stock are not considered taxable income. However, these gains reduce prior years' net operating loss carryforwards.

  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, along with reasonable and prudent tax planning strategies and the expiration dates of carryforwards, as of December 31, 2001 management believes it is more likely than not the Company will realize the benefits of these deductible differences.

                             BERGER HOLDINGS, LTD.

10. Common Stock Subject to Repurchase Agreements

  During 1998, the Company issued 125,000 shares of common stock valued at $500,000 in connection with the acquisition of the roof drainage manufacturing segment of Benjamin Obdyke, Inc. In conjunction with the transaction, the Company entered into a repurchase agreement whereby the holder of the common stock had the option to require the Company to repurchase the stock at $4.00. These shares have been classified as redeemable common stock in the consolidated financial statements. On January 21, 2000, the holder of the common stock exercised its option to receive cash proceeds of $500,000. The holder sold the 125,000 shares of common stock at $2.25 per share to an unrelated third party. The remaining $226,254, including transfer fees, was paid by the Company.

  On December 20, 2000 the holder of common stock subject to the holder's right to require the the Company to purchase the shares exercised that right, and the Company purchased the 125,000 shares of common stock at $2.00 per share.

11. Earnings per Share

  Basic and diluted earnings per share for the years 1999 through 2001 are as follows:

                                                  2001       2000       1999
                                               ---------- ---------- ----------
Basic earnings per share
  Net income available to common
   stockholders............................... $1,751,967 $  862,379 $  381,797
                                               ---------- ---------- ----------
  Weighted average common shares outstanding..  5,271,971  5,364,497  5,483,726
                                               ---------- ---------- ----------
Basic earnings per share...................... $     0.33 $     0.16 $     0.07
                                               ========== ========== ==========
Diluted earnings per share
  Income before preferred stock dividend...... $1,751,967 $  862,379 $  381,797
  Add back interest expense net of tax effect
   on dilutive shares.........................      1,143    189,000    208,000
                                               ---------- ---------- ----------
  Diluted Net Income.......................... $1,753,110 $1,051,379 $  589,797
                                               ========== ========== ==========
  Weighted average common shares outstanding..  5,271,971  5,364,497  5,483,726
  Add: effect of vested and non-vested
   dilutive securities........................  1,085,907    597,311    956,293
  Add: effect of convertible debt shares......     11,604    794,118    941,177
                                               ---------- ---------- ----------
                                                6,369,481  6,755,925  7,381,196
                                               ========== ========== ==========
  Diluted earnings per share (1).............. $     0.28 $     0.16 $     0.07
                                               ========== ========== ==========

--------
(1) Diluted earnings per share cannot be antidilutive or show additional income.

  Stock equivalents which were exercisable at prices greater than the average market price of the common shares during the year have been excluded from the computation since the effect would be anti-dilutive. As of December 31, 2001, there were 118,450 options meeting this criterion.

                             BERGER HOLDINGS, LTD.

12. Stock Options

  The Company may grant stock options to key executives, directors, management personnel, other employees and consultants under its stock option plan and under various grants made outside the plan. Grants of stock options for the periods indicated were as follows:

                                    Wtd. Avg.            Wtd. Avg.            Wtd. Avg.
                           2001       Price     2000       Price     1999       Price
                         ---------  --------- ---------  --------- ---------  ---------
Outstanding as of
 beginning of year...... 2,966,450    $1.78   2,375,350    $1.75   2,341,450    $1.73
Options granted.........    30,000    $2.95     645,000    $2.00      37,400    $2.25
Options exercised or
 cancelled..............  (188,942)   $3.01     (53,900)   $2.64      (3,500)   $1.78
                         ---------            ---------            ---------
Outstanding as of
 December 31............ 2,807,508    $1.71   2,966,450    $1.78   2,375,350    $1.75
                         =========            =========            =========
Exercisable as of
 December 31............ 2,487,508    $1.67   2,371,450    $1.73   1,890,350    $1.76
                         =========            =========            =========

  The following table summarizes information about stock options outstanding as of December 31, 2001:

                                Weighted
                                 Average
                                Remaining      Weighted                     Weighted
 Range of       Number of       Years of       Average       Number of      Average
 Exercise        Options       Contractual     Exercise       Options       Exercise
   Price       Outstanding        Life          Price       Exercisable      Price
 --------      -----------     -----------     --------     -----------     --------
$1.50-$2.99     2,719,058         7.28          $1.66        2,399,058       $1.61
$3.00-$3.50        88,450         7.24          $3.28           88,450       $3.28
                ---------                                    ---------
                2,807,508                                    2,487,508
                =========                                    =========

  The Company did not recognize compensation costs for stock based compensation awards in 2001, 2000 and 1999. The Company accounts for such compensation under the provisions of Accounting Principles Board Opinion No.
25. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards granted in 2001, 2000 and 1999 consistent with SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"), there would have been no change to income available to common stockholders or earnings per share.

13. Common Stock and Warrants

  In January 1998, in connection with the purchase of certain Obdyke assets the Company issued 300,000 warrants at an exercise price of $4.25. In January, 1998 and December 1997, the Company issued 40,000 shares of Series A Convertible Preferred Stock for $100 per share. These shares had a $100 per share liquidating preference. Effective as of January 1, 1999, the 40,000 shares of Series A Preferred Stock were exchanged for 10% Subordinated Convertible Debentures (the "10% Debentures") due January 2, 2004. The 10% Debentures were convertible at any time into 23.53 common shares for each $100 of principal amount of the 10% Debentures outstanding on the conversion date subject to specified anti-dilution adjustments. The 10% Debentures were pre-payable only when the Company's common stock trades above $9.00 per share for 10 consecutive days. Simultaneously with the exchange of the Series A Preferred Stock, the Company extended the exercise date on the 300,000 common stock warrants from January 2, 2003 to December 31, 2003.

  Effective September 30, 2000, the Company entered into an agreement pursuant to which: (a) one of the Company's 10% Debentures in the principal amount of $2,500,000 was amended and restated to (i) increase the interest rate from 10% to 11%, (ii) delete the conversion provisions, and (iii) provide for a prepayment premium; (b) a stock purchase warrant for the purchase of 240,000 shares of the Company's common stock held was canceled; and (c) 125,000 unregistered shares of the Company's common stock were issued to the holder of the

                             BERGER HOLDINGS, LTD.

above debenture. On December 20, 2000, after the holder of the 125,000 shares exercised its right to require the Company to purchase those shares, the Company purchased all 125,000 shares at $2.00 per share.

  Effective January 12, 2001, the Company entered into an agreement pursuant to which the holder surrendered the Company's 12.25% Subordinated Debenture in the principal amount of $500,000 and was issued 250,000 shares of the Company's common stock. The holder also surrendered a warrant for the purchase of 60,000 shares of the Company's common stock and agreed to the amendment and restatement of the Company's other 10% Debenture in the principal amount of $1,500,000 to delete the conversion provisions.

  Effective February 7, 2001, the Company purchased from four individuals certain options for the purchase of an aggregate of 100,000 shares of the Company's common stock at exercise prices ranging from $3.25 to $4.65 per share. The purchase price paid by the Company for these warrants was $0.25 per warrant, for a total consideration of $25,000.

  Stock warrant transactions are summarized as follows:

                                                           Stock    Wt Avg Price
                                                          Warrants  per Warrant
                                                          --------  ------------
   Outstanding, January 1, 1998..........................  375,000     $1.53
   Issued................................................  350,000      4.27
                                                          --------     -----
   Outstanding, December 31, 1998........................  725,000      2.86
   Exercised and expired................................. (425,000)     1.87
                                                          --------     -----
   Outstanding, December 31, 1999........................  300,000     $4.25
   Exercised, expired or cancelled....................... (240,000)     4.25
                                                          --------     -----
   Outstanding, December 31, 2000........................   60,000     $4.25
   Exercised, expired or cancelled.......................  (60,000)     4.25
                                                          --------     -----
   Outstanding, December 31, 2001........................      --        --
                                                          ========     =====

  At December 31, 2001, $289,250 is due from officers and one director for stock subscribed, relating to loans for the exercise of options and the purchase of stock.

  In December 2001, the Board of Directors approved the forgiveness of $193,666 of debt related to subscribed stock in the form of a bonus, which was included in selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2001.

                             BERGER HOLDINGS, LTD.

14. Commitments and Contingencies

  The Company leases certain real property and equipment under noncancellable operating leases. Under certain leasing arrangements, the Company pays property taxes, insurance and maintenance related to the leased property. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,074,164, $907,156 and $833,464, respectively. The Company rents warehouse facilities under long term operating leases from the previous owners of Walker and CopperCraft. Total rent expense was $206,676 and $106,008 for 2001 and 2000, respectively. As of December 31, 2001, minimum rental commitments under long-term, noncancellable operating leases were as follows:

   Year Ending December 31
   -----------------------
     2002............................................................ $1,028,316
     2003............................................................    531,109
     2004............................................................    158,374
     2005............................................................     81,117
     2006............................................................      4,444
                                                                      ----------
                                                                      $1,803,360
                                                                      ==========

  The Company's current involvement in legal proceedings are those which arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial position, results of operation, or liquidity of the Company.

  The Company participates in a multi-employer pension plan covering substantially all of its union employees. The union employees comprise 52% of the Company's workforce, which are represented by two unions. The Company makes monthly payments as required into the multi-employer plan trust established for union employees. Under the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plan's unfunded vested benefits liability. The Company's share of the unfunded liability relating to Local 107 Multi-Employer Pension Plan for the year ending December 31, 2001 is approximately $170,000. The Company's share of the unfunded liability relating to Local 169's Multi-Employer Pension Plan for the year ending December 31, 2001 is $0. The Company expensed approximately $355,000 and $80,000 in 2001 for the Local 169 and Local 107 pension plans, respectively. The Company's union agreements expire on December 31, 2005.

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

                             BERGER HOLDINGS, LTD.

  Long-Term Debt

  The fair value of the Company's long-term debt is estimated based on the current rates available to the Company for debt of the same remaining maturities. As of December 31, 2001, the carrying value of this debt, aggregating $17,973,893 approximates the fair value.

17. Supplementary Information (Unaudited)

  This table summarizes the unaudited results of operations for each quarter of 2001 and 2000.

                            First       Second       Third      Fourth       2001
                         -----------  ----------- ----------- ----------- -----------
2001
  Net Sales............. $10,224,362  $13,870,909 $14,203,824 $12,829,001 $51,128,096
  Operating income......      65,641    1,491,735   1,886,708   1,260,557   4,704,641
  Net income (loss).....    (205,773)     603,473     831,965     522,302   1,751,967
  Basic earnings (loss)
   per share............ $      (.04) $       .11 $       .16 $       .10 $       .33
  Diluted earnings
   (loss) per share..... $      (.04) $       .10 $       .13 $       .08 $       .28

                            First       Second       Third      Fourth       2000
                         -----------  ----------- ----------- ----------- -----------
2000
  Net Sales............. $ 8,721,187  $11,737,993 $12,396,183 $12,516,920 $45,372,283
  Operating income......     497,564    1,021,159   1,050,411     744,172   3,313,306
  Net income............      49,805      298,191     315,140     199,243     862,379
  Basic earnings per
   share................ $      0.01  $      0.06 $      0.06 $      0.04 $      0.16
  Diluted earnings per
   share................ $      0.01  $      0.05 $      0.05 $      0.04 $      0.16

  The sum of quarterly earnings per common share may differ from full-year amounts due to changes in the number of shares outstanding during the year.