Form 10-Q
period 2002-03-31
BERGER HOLDINGS LTD
filed 2002-05-14
CIK 706777

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

              _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-12362

                              Berger Holdings, Ltd.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Pennsylvania                     23-2160077
           -----------------------------------------------------------
             (State or Other Jurisdiction          (I.R.S. Employer
           of Incorporation or Organization)    Identification Number)

           805 Pennsylvania Boulevard, Feasterville, PA       19053
           -----------------------------------------------------------
             (Address of Principal Executive Offices)       (Zip Code)

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

                                  YES X   NO
                                             --

          As of May 10, 2002, the Registrant had outstanding 5,044,811 shares of its common stock, par value $0.01 per share (the "Common Stock").

                              BERGER HOLDINGS, LTD.

INDEX                                                                   Page

PART I   FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Balance
                    Sheets at March 31, 2002 (unaudited)
                    and December 31, 2001                                 3

                    Condensed Consolidated Statements of
                    Operations (unaudited) for the three-month
                    periods ended March 31, 2002 and 2001                 4

                    Condensed Consolidated Statements
                    of Cash Flows (unaudited) for the three-month
                    periods ended March 31, 2002 and 2001                 5

                    Notes to Condensed Consolidated
                    Financial Statements                                  6

         Item 2.    Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations                             8

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                    11

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                    12

         Item 2.    Changes in Securities and Use of Proceeds            12

         Item 3.    Defaults Upon Senior Securities                      12

         Item 4.    Submission of Matters to a Vote of
                    Security Holders                                     12

         Item 5.    Other Information                                    12

         Item 6.    Exhibits and Reports on Form 8-K                     12

SIGNATURES                                                               13

                              BERGER HOLDINGS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31,     December 31,
                         ASSETS                             2002           2001
                                                        (unaudited)     (audited)
                                                        ------------   ------------
Current assets
   Cash and cash equivalents                            $    160,703   $    465,064
   Accounts receivable, net of allowance for doubtful
     accounts of $112,000 in 2002 and $97,000 in 2001      4,038,123      4,502,631
   Inventories                                             6,845,211      6,496,091
   Prepaid and other current assets                          738,738        577,451
   Deferred income taxes                                     398,090        398,090
                                                        ------------   ------------

   Total current assets                                   12,180,865     12,439,327

   Property, plant and equipment, net                      9,825,821     10,082,728
   Other assets, net                                       2,863,515      2,951,985
   Goodwill, net                                          10,087,476     10,165,850
                                                        ------------   ------------

   Total assets                                         $ 34,957,677   $ 35,639,890
                                                        ============   ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Current maturities of long term debt                 $  9,388,782   $  2,825,785
   Accounts payable                                        2,757,271      1,705,751
   Accrued expenses                                        1,807,899      2,388,724
                                                        ------------   ------------

   Total current liabilities                              13,953,952      6,920,260

Long term debt                                             7,576,229     15,148,108
Deferred income taxes                                        226,796        226,796
Commitments and contingencies                                      -              -

Stockholders' equity
   Common stock $.01 par value
     Authorized 20,000,000 shares in 2002 and 2001
     Issued 5,989,736 shares in 2002 and 2001
     Outstanding 5,056,461 and 5,087,261
       shares in 2002 and 2001                                59,897         59,897
     Additional paid-in-capital                           18,187,726     18,187,726
     Accumulated deficit                                  (2,326,238)    (2,326,843)
                                                        ------------   ------------

                                                          15,921,385     15,920,780

     Less common stock subscribed                           (289,250)      (289,250)
     Less treasury stock at cost
       933,275 shares in 2002 and
       902,475 shares in 2001                             (2,431,435)    (2,286,804)
                                                        ------------   ------------

   Total stockholders' equity                             13,200,700     13,344,726
                                                        ------------   ------------

   Total liabilities and stockholders' equity           $ 34,957,677   $ 35,639,890
                                                        ============   ============

      See accompanying notes to condensed consolidated financial statements

                              BERGER HOLDINGS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended March 31,
                                                                 2002             2001
                                                              -----------     ------------

Net sales                                                     $ 9,853,171     $ 10,224,362

Cost of sales                                                   8,059,416        8,392,007
                                                              -----------     ------------

   Gross profit                                                 1,793,755        1,832,355

Selling, administrative and general expenses                    1,502,025        1,766,714
                                                              -----------     ------------

   Income from operations                                         291,730           65,641

Interest expense                                                 (298,352)        (446,493)

Other income, net                                                   7,702           13,400
                                                              -----------     ------------

   Income (loss) before income tax                                  1,080         (367,452)

Provision for income tax (benefit)                                    475         (161,679)
                                                              -----------     ------------

   Net income (loss)                                          $       605     $   (205,773)
                                                              ===========     ============

Basic earnings (loss) per share                               $       .00     $       (.04)
                                                              ===========     ============

Basic weighted average common shares outstanding                5,066,531        5,341,676
                                                              ===========     ============

Diluted earnings (loss) per share                             $       .00             (.04)
                                                              ===========     ============

   Weighted average common shares outstanding                   5,066,531        5,341,676
   Add: effect of vested and non-vested dilutive securities     1,809,320          360,376
   Add: effect of convertible debt and preferred stock                  -           11,604
                                                              -----------     ------------

Diluted weighted average common shares outstanding              6,875,851        5,713,656
                                                              ===========     ============

      See accompanying notes to condensed consolidated financial statements

                                        BERGER HOLDINGS, LTD.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                     Three Months Ended March 31,
                                                                        2002               2001
                                                                 ----------------- --------------
Cash flows from operating activities

     Net income (loss)                                           $       605         $   (205,773)

     Adjustments to reconcile net income (loss) to net cash provided by operating activities
         Deferred income taxes                                             -             (215,579)
         Depreciation and amortization                               616,989              556,697
         Increase in accounts receivable allowance                    15,000               27,000
         Gain on disposition of assets                                     -               (5,008)
     Change in operating assets and liabilities
         Accounts receivable                                         449,508             (292,550)
         Inventories                                                (349,120)           1,059,079
         Other current and long-term assets                         (162,133)            (154,740)
         Accounts payable and accrued expenses                       470,695             (484,453)
                                                                 ----------------- --------------

Net cash provided by operating activities                          1,041,544              284,673
                                                                 ----------------- --------------

Cash flows from investing activities

     Acquisition of property and equipment, net of retirements      (192,392)            (229,793)
                                                                 ----------------- --------------

Net cash used in investing activities                               (192,392)            (229,793)
                                                                 ----------------- --------------

Cash flows from financing activities
     Proceeds from working capital line                               80,760              243,724
     Repayments on equipment term loan                              (467,261)            (342,261)
     Proceeds from long term debt                                     20,768                    -
     Repayments of long term debt                                   (643,149)            (130,772)
     Repurchase of common stock                                     (144,631)             (11,074)
                                                                 ----------------- --------------

Net cash used in financing activities                             (1,153,513)            (240,383)
                                                                 ----------------- --------------
Net decrease in cash                                                (304,361)            (185,503)
Cash and cash equivalents, beginning of period                       465,064              306,912
                                                                 ----------------- --------------

Cash and cash equivalents, end of period                         $   160,703         $    121,409
                                                                 ================= ==============

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                         $   298,352         $    446,493
                                                                 ================= ==============
Cash paid during the period for income taxes                     $    62,700         $     32,000
                                                                 ================= ==============

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

     The financial statements include the accounts of Berger Holdings, Ltd. (the "Company") and its wholly owned subsidiaries, Berger Financial Corp., Berger Bros Company, Copper Craft, Inc. and Walker Metal Products, Inc. All inter-company transactions and balances have been eliminated.

     The Company manufactures and distributes roof drainage systems for both residential and commercial roofs. The Company's roof drainage product line, consisting of gutters, downspouts, soffits, fascias, snow guards, trim coil, custom metal architectural pieces, and other associated accessories and fittings, is manufactured by the Company at its facilities located in Pennsylvania, Texas and Georgia. The Company sells roof drainage and ancillary products to wholesale distributors who sell directly to roofers and contractors for use in the repair and replacement of roof drainage systems in existing buildings or for use in new construction. The principal raw materials used in manufacturing the Company's roof drainage and ancillary products are aluminum, steel and copper.

     Certain balances have been reclassified to conform to the current year presentation. The Company reclassified customer incentive program costs to Net Sales for the three-month period ended March 31, 2001.

Note 2. Inventories:

     Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

     Components of inventories at March 31, 2002 and December 31, 2001 consisted of the following:

                                         March 31, 2002        December 31, 2001
                                        ---------------        -----------------
     Raw materials and packaging            $ 3,418,947              $ 3,633,886
     Finished goods                           3,426,264                2,862,205
                                            -----------              -----------
           Total Inventories                $ 6,845,211              $ 6,496,091
                                            ===========              ===========

Note 3. Income Taxes:

     Consolidated income tax expense for the three-month period ended March 31, 2002 results in an effective rate of 44%, while during the same period in 2001 the Company reported an income tax benefit of 44%. The Company had approximately $330,000 of federal income tax net operating loss carryforward available at March 31, 2002.

Note 4.   Treasury Stock:

     In May 1999, the Company received approval from its Board of Directors to begin an open market stock repurchase program under which the aggregate number of shares currently authorized for repurchase is 1,560,000. Of this amount, the Company had repurchased 779,275 shares as of March 31, 2002 excluding, the private purchase of 154,000 shares from various investors. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors.

Note 5.   Derivative Financial Instruments:

         Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 and No. 138 "Accounting for Derivative Instruments and Hedging Activities." The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As of March 31, 2002, the Company has no outstanding derivative instruments or hedging activities.

Note 6.   Goodwill and Other Intangible Assets:

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." The Company has tested for goodwill impairment and determined that there is none related to the Company's prior acquisitions. The Company has ceased amortizing goodwill that relates to these acquisitions. The following table adjusts the first quarter of 2001 to compare it to the first quarter of 2002.

                                                   For the Quarter Ended
                                                         March 31,
                                                     2002         2001
                                                  ----------------------

  Net income (loss)                               $   605    $ (205,773)
  Add back: Goodwill amortization                      -         88,133
                                                  ----------------------
  Adjusted net income (loss)                      $   605    $ (117,640)
                                                  ======================
  Basic earnings (loss) per share:
  Net income (loss)                               $   .00    $     (.04)
  Goodwill amortization                                 -           .02
                                                  ----------------------
  Adjusted net income (loss)                      $   .00    $     (.02)
                                                  ======================
  Diluted earnings (loss) per share:
  Net income (loss)                               $   .00    $     (.04)
  Goodwill amortization                                 -           .02
                                                  ----------------------
  Adjusted net income (loss)                      $   .00    $     (.02)
                                                  ======================


Note 7.   Long-Lived Assets:

     Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company has tested for long-lived asset impairment and determined that there is no material impact to the Company's financial statements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Sales for the three-month period ended March 31, 2002 (the "Current Quarter") were $9,853,171, a decrease of 3.6%, or $371,191, as compared to $10,224,362 for the three-month period ended March 31, 2001 (the "Comparable Quarter"). This decrease in sales is attributable to a decline in commodity product sales, due to increasing competition for these items.

     Cost of sales was $8,059,416 in the Current Quarter, as compared to $8,392,007 in the Comparable Quarter. As a percentage of net sales, cost of sales decreased to 81.8% in the Current Quarter from 82.1% in the Comparable Quarter. This percentage decrease is mainly attributable to decreases in raw material costs during the Current Quarter as compared to the Comparable Quarter.

     Selling, administrative and general expenses were $1,502,025 in the Current Quarter as compared to $1,766,714 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses decreased to 15.2% in the Current Quarter, compared to 17.3% in the Comparable Quarter. This decrease in expenses is primarily the result of a reduction in ongoing operational expenses and the adoption of SFAS 142, which provided for a reduction in goodwill amortization.

     Income from operations in the Current Quarter was $291,730, an increase of $226,089 or 344.4%, versus $65,641 in the Comparable Quarter. This increase in income from operations during the Current Quarter is the result of decreases in raw material costs, a reduction in ongoing operational expenses and the reduction in reported goodwill amortization related to SFAS 142.

     During the Current Quarter, the Company reported net income of $605, an increase of $206,378, as compared to a net loss of $205,773 for the Comparable Quarter. This increase in net income is a combination of higher income from operations as mentioned above, along with a reduction in interest expense resulting from both decreases in interest rates and the Company's ability to pay down existing debt from cash provided by operations for the Current Quarter.

Liquidity and Capital Resources

     At March 31, 2002, the Company had long-term debt consisting of working capital loans of $6,954,701, term loans of $1,891,821, a 10% Subordinated Debenture of $1,500,000, an 11% Subordinated Debenture of $2,500,000, a note payable of $800,000 from a prior acquisition, capital leases of $795,738 and a mortgage for $2,522,751, resulting in total debt outstanding of $16,965,011.

     At March 31, 2002, the Company's current liabilities exceeded its current assets by $1,773,087, resulting in a current ratio of .87 to 1, as compared to working capital of $5,519,067 and a ratio of 1.8 to 1 at December 31, 2001. This change in working capital is primarily the result of the maturity of the Company's credit facility (the "Credit Facility") with Fleet Bank, N.A., formerly Summit Bank, N.A., due on January 2, 2003. The Company has signed a commitment letter to replace the current Credit Facility prior to its expiration.

     Current liabilities at March 31, 2002 totaled $13,953,952, consisting primarily of $4,565,170 in accounts payable and accrued expenses and $9,388,782 in current maturities of long-term debt. At December 31, 2001, total current liabilities were $6,920,260, consisting primarily of $4,094,475 in accounts payable and accrued expenses and $2,825,785 in current maturities of long-term debt. The increase in current liabilities is primarily due to the maturity of the Company's credit facility as mentioned above.

     At March 31, 2002, the Company had stockholders' equity of $13,200,700, as compared to $13,344,726 at December 31, 2001. This change is primarily attributable to the purchases of common stock pursuant to the Company's stock repurchase program.

     Cash provided by operating activities for the Current Quarter was $1,041,544, as compared to $284,673 in the Comparable Quarter. This increase is due to the Current Quarter's net income, a decrease in accounts receivable and non-cash depreciation expense. Increases in accounts payable and accrued expenses funded the Company's increased inventory.

     Net cash used in investing activities was $192,392 in the Current Quarter, as compared to $229,793 in the Comparable Quarter. Net cash used in investing activities in both the Current and Comparable Quarters was used to upgrade facilities and purchase new equipment.

     Net cash used in financing activities totaled $1,153,513 in the Current Quarter, as compared to $240,383 in the Comparable Quarter. This difference is due to payments of long-term debt and the repurchases of common stock.

     The Company believes that its sources of financing are adequate for its anticipated needs in the near term. The Company has signed a commitment letter to replace the current Credit Facility prior to its expiration. The cost and terms of any future financing arrangements will depend on the market conditions and the Company's financial position at that time.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). This statement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead subject to at least an annual assessment for impairment by applying a fair-value-based test.

     As of the March 31, 2002, the Company has unamortized goodwill in the amount of $10,087,476, which is subject to the transition provisions of SFASs 141 and 142. Amortization expense related to goodwill was $157,380 for the Comparable Quarter. The Company will continue to analyze the implications of SFASs 141 and 142 and make appropriate adjustments as required.

     In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Adoption is required for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is in the process of analyzing the implications of SFAS 143 and does not believe that the adoption of this statement will have a material impact on the net earnings of the Company.

     In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of

APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has analyzed the implications of this statement and the guidance did not have an impact on the net earnings of the Company.

Forward-looking Statements

     The information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: increases in the cost of raw materials; fluctuations in demand for the Company's products; weather conditions; future acquisitions; attempts to expand the Company's operations; integration of acquired businesses; need for additional financing; competition; and dependence on key personnel.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk.

     For information regarding the Company's exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. There have been no significant changes since December 31, 2001 in the Company's portfolio of financial instruments or market risk exposures.

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

                              BERGER HOLDINGS, LTD.

                           By: /s/ JOSEPH F. WEIDERMAN

                           Joseph F. Weiderman
                           President and
                           Chief Operating Officer

                           By: /s/ FRANCIS E. WELLOCK, JR.
                           -------------------------------
                           Francis E. Wellock, Jr.
                           Chief Financial Officer

                           Date:  May 14, 2002