Form 10-Q
period 2002-06-30
BERGER HOLDINGS LTD
filed 2002-08-14
CIK 706777

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                       or
               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-12362

                             Berger Holdings, Ltd.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Pennsylvania                              23-2160077
         ----------------------------------------------------------------------
             (State or Other Jurisdiction                (I.R.S. Employer
            of Incorporation or Organization)           Identification Number)

              805 Pennsylvania Boulevard, Feasterville, PA         19053
        ----------------------------------------------------------------------
           (Address of Principal Executive Offices)             (Zip Code)

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

         As of August 14, 2002, the Registrant had outstanding 5,022,170 shares of its common stock, par value $0.01 per share (the
                                "Common Stock").

                              BERGER HOLDINGS, LTD.

INDEX

                                                                           Page

PART I   FINANCIAL INFORMATION

         Item 1.    Condensed Consolidated Balance
                    Sheets at June 30, 2002 (unaudited)
                    and December 31, 2001                                    3

                    Condensed Consolidated Statements of
                    Operations (unaudited) for the three-month
                    periods ended June 30, 2002 and 2001                     4

                    Condensed Consolidated Statements of
                    Operations (unaudited) for the six-month
                    periods ended June 30, 2002 and 2001                     5

                    Condensed Consolidated Statements
                    of Cash Flows (unaudited) for the six-month
                    periods ended June 30, 2002 and 2001                     6

                    Notes to Condensed Consolidated
                    Financial Statements                                     7

         Item 2.    Management's Discussion and
                    Analysis of Financial Condition

                    and Results of Operations                                9

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                       13

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                       14

         Item 2.    Changes in Securities and Use of Proceeds               14

         Item 3.    Defaults Upon Senior Securities                         14

         Item 4.    Submission of Matters to a Vote of
                     Security Holders                                       14

         Item 5.    Other Information                                       14

         Item 6.    Exhibits and Reports on Form 8-K                        14

SIGNATURES                                                                  15
                                       -2-

                              BERGER HOLDINGS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,            December
                                                                                       2002                2001
                             ASSETS                                                 (unaudited)          (audited)
                                                                                -------------------  ------------------
        Current assets
             Cash and cash equivalents                                          $            31,270  $          465,064
             Accounts receivable, net of allowance for doubtful
               accounts of $127,000 in 2002 and $97,000 in 2001                           5,144,058           4,502,631
             Inventories                                                                  7,153,103           6,496,091
             Prepaid and other current assets                                               602,742             577,451
             Deferred income taxes                                                          398,090             398,090
                                                                                -------------------  ------------------

             Total current assets                                                        13,329,263          12,439,327

             Property, plant and equipment, net                                           9,510,437          10,082,728
             Other assets, net                                                            2,870,771           2,951,985
             Goodwill, net                                                               10,087,476          10,165,850
                                                                                -------------------  ------------------

             Total assets                                                       $        35,797,947  $       35,639,890
                                                                                ===================  ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities
             Current maturities of long term debt                               $           898,190  $        2,825,785
             Accounts payable                                                             3,278,516           1,705,751
             Accrued expenses                                                             1,817,321           2,388,724
                                                                                -------------------  ------------------

             Total current liabilities                                                    5,994,027           6,920,260

        Long term debt                                                                   16,070,212          15,148,108
        Deferred income taxes                                                               226,796             226,796
        Commitments and contingencies                                                             -                   -

        Stockholders' equity
             Common stock $.01 par value
                 Authorized 20,000,000 shares in 2002 and 2001
                 Issued 5,990,795 and 5,989,736 shares in 2002 and 2001
                 Outstanding 5,022,170 and 5,087,261 shares in 2002 and 2001                 59,908              59,897
               Additional paid-in-capital                                                18,190,178          18,187,726
               Accumulated deficit                                                       (1,845,298)         (2,326,843)
                                                                                -------------------  ------------------

                                                                                         16,404,788          15,920,780

               Less common stock subscribed                                                (289,250)           (289,250)
               Less treasury stock at cost
                  968,625 shares in 2002 and 902,475 shares in 2001                      (2,608,626)         (2,286,804)
                                                                                -------------------  ------------------

             Total stockholders' equity                                                  13,506,912          13,344,726
                                                                                -------------------  ------------------

             Total liabilities and stockholders' equity                         $        35,797,947  $       35,639,890
                                                                                ===================  ==================

          See accompanying notes to condensed consolidated financial statements

                              BERGER HOLDINGS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended June 30,
                                                                             2002              2001
                                                                       --------------     --------------
Net sales                                                                $12,056,516        $13,870,909

Cost of sales                                                              9,378,268         10,442,795
                                                                       --------------     --------------

     Gross profit                                                          2,678,248          3,428,114

Selling, administrative and general expenses                               1,518,050          1,936,379
                                                                       --------------     --------------

     Income from operations                                                1,160,198          1,491,735

Interest expense                                                            (305,944)          (416,895)

Other income, net                                                              4,567              2,791
                                                                       --------------     --------------

     Income before income tax                                                858,821          1,077,631

Provision for income tax                                                     377,881            474,158
                                                                       --------------     --------------

     Net income                                                          $   480,940        $   603,473
                                                                       ==============     ==============

Basic earnings per share                                                 $       .10        $       .11
                                                                       ==============     ==============

Basic weighted average common shares outstanding                           5,039,878          5,354,030
                                                                       ==============     ==============

Diluted earnings per share                                               $       .07        $       .10
                                                                       ==============     ==============

     Weighted average common shares outstanding                            5,039,878          5,354,030
     Add: effect of vested and non-vested dilutive securities              1,843,885            919,854
     Add: effect of convertible debt and preferred stock                           -                  -
                                                                       --------------     --------------

Diluted weighted average common shares outstanding                         6,883,763          6,273,884
                                                                       ==============     ==============

     See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               Six Months Ended June 30,
                                                                              2002                   2001
                                                                         ------------            ------------
Net sales                                                                $ 21,909,687            $ 24,095,270

Cost of sales                                                              17,437,684              18,834,801
                                                                         ------------            ------------

     Gross profit                                                           4,472,003               5,260,469

Selling, administrative and general expenses                                3,020,075               3,703,093
                                                                         ------------            ------------

     Income from operations                                                 1,451,928               1,557,376

Interest expense                                                             (604,296)               (863,388)

Other income, net                                                              12,269                  16,191
                                                                         ------------            ------------

     Income before income tax                                                 859,901                 710,179

Provision for income tax                                                      378,356                 312,479
                                                                         ------------            ------------

     Net income                                                          $    481,545            $    397,700
                                                                         ============            ============

Basic earnings per share                                                 $        .10            $        .07
                                                                         ============            ============

Basic weighted average common shares outstanding                            5,053,131               5,347,887
                                                                         ============            ============

Diluted earnings per share                                               $        .07            $        .07
                                                                         ============            ============

     Weighted average common shares outstanding                             5,053,131               5,347,887
     Add: effect of vested and non-vested dilutive securities               1,827,407                 661,527
     Add: effect of convertible debt and preferred stock                            -                  11,604
                                                                         ------------            ------------

Diluted weighted average common shares outstanding                          6,880,538               6,021,018
                                                                         ============            ============

      See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        Six Months Ended June 30,
                                                                            2002        2001
                                                                        -----------  -----------
Cash flows from operating activities
     Net income                                                         $   481,545  $   397,700

     Adjustments to reconcile net income to net cash provided by operating activities
         Deferred income taxes                                                    -      181,058
         Depreciation and amortization                                    1,162,886    1,310,615
         Increase in accounts receivable allowance                           30,000       39,000
         Loss on disposition of assets                                            -          124
     Change in operating assets and liabilities
         Accounts receivable                                               (671,427)  (1,643,012)
         Inventories                                                       (657,012)     311,899
         Other current and long-term assets                                (127,191)    (116,624)
         Accounts payable and accrued expenses                            1,001,362      546,077
                                                                        -----------  -----------

Net cash provided by operating activities                                 1,220,163    1,026,837
                                                                        -----------  -----------

Cash flows from investing activities
     Acquisition of property and equipment, net of retirements             (329,107)    (501,897)
                                                                        -----------  -----------

Net cash used in investing activities                                      (329,107)    (501,897)
                                                                        -----------  -----------

Cash flows from financing activities

     Proceeds from working capital line                                   6,547,218            -
     Repayments of working capital line                                  (6,873,941)    (197,440)
     Proceeds from equipment term loan                                    2,400,000      750,000
     Repayments of equipment term loan                                   (2,359,082)    (767,855)
     Proceeds from long term debt                                            55,768       36,052
     Repayments of long term debt                                          (775,454)    (257,246)
     Repurchase of common stock                                            (321,822)    (169,003)
     Proceeds from the exercise of common stock options                       2,463            -
                                                                        -----------  -----------

Net cash used in financing activities                                    (1,324,850)    (605,492)
                                                                        -----------  -----------

Net decrease in cash                                                       (433,794)     (80,552)

Cash and cash equivalents, beginning of period                              465,064      306,912
                                                                        -----------  -----------

Cash and cash equivalents, end of period                                $    31,270  $   226,360
                                                                        ===========  ===========

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                $   604,296  $   863,388
                                                                        ===========  ===========
Cash paid during the period for income taxes                            $   260,967  $   109,000
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

         Certain balances have been reclassified to conform to the current year presentation. The Company reclassified customer incentive program costs to Net Sales for both the three-month and six-month periods ended June 30, 2001.

Note 2.  Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

         Components of inventories at June 30, 2002 and December 31, 2001 consisted of the following:

                                              June 30, 2002    December 31, 2001
                                          -----------------   ------------------
         Raw materials and packaging             $3,970,987           $3,633,886
         Finished goods                           3,182,116            2,862,205
                                                 ----------           ----------
                   Total Inventories             $7,153,103           $6,496,091
                                                 ==========           ==========

Note 3.  Income Taxes:

         Consolidated income tax expense for the six-month period ended June 30, 2002 and the six-month period ended June 30, 2001 results in an effective rate of 44%. The Company had no federal income tax net operating loss carryforward available at June 30, 2002.

Note 4.  Treasury Stock:

         In May 1999, the Company received approval from its Board of Directors to begin an open market stock repurchase program under which the aggregate number of shares currently authorized for repurchase is 1,560,000. Of this amount, the Company had repurchased a total of 814,625 shares, of which 66,150 shares were repurchased during the six months ended June 30, 2002, excluding the private purchase of 154,000 shares from various investors. The repurchases will continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors.

Note 5.  Derivative Financial Instruments:

         Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 and No. 138 "Accounting for Derivative Instruments and Hedging Activities." The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. As of June 30, 2002, the Company has no outstanding derivative instruments or hedging activities.

Note 6.  Goodwill and Other Intangible Assets:

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." The Company has tested for goodwill impairment and determined that there is none related to the Company's prior acquisitions. The Company has ceased amortizing goodwill that relates to these acquisitions. The following table adjusts the second quarter and six months of 2001 to compare it to the second quarter and six months of 2002.

                                                        For the Quarter Ended    For the Six Months Ended
                                                                June 30,                 June 30,
                                                           2002         2001         2002        2001
                                                       --------------------------------------------------
         Net income                                    $   480,940  $   603,473  $   481,545  $   397,700
         Add back: Goodwill amortization                         -       88,133            -      176,266
                                                       --------------------------------------------------
         Adjusted net income                           $   480,940  $   691,606  $   481,545  $   573,966
                                                       ==================================================

         Basic earnings per share:
         Net income                                    $       .10  $       .11  $       .10  $       .07
         Goodwill amortization                                   -          .02            -          .04
                                                       --------------------------------------------------
         Adjusted net income                           $       .10  $       .13  $       .10  $       .11
                                                       ==================================================

         Diluted earnings per share:
         Net income                                    $       .07  $       .10  $       .07  $       .07
         Goodwill amortization                                   -          .01            -          .03
                                                       --------------------------------------------------
         Adjusted net income                           $       .07  $       .11  $       .07  $       .10
                                                       ==================================================

Note 7.  Long-Lived Assets:

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company has tested for long-lived asset impairment and determined that there is no material impact to the Company's financial statements.

Note 8.   Refinancing:

     Effective June 13, 2002, the Company replaced its working capital and term loans with Fleet Bank, N.A., formerly Summit Bank, N.A. with loans from Wachovia Bank, National Association (the "Bank"). The working capital loan obtained from the Bank provides $9,500,000 of financing at a borrowing base of LIBOR plus 2.75 basis points due monthly, not to exceed the Bank's prime rate for a three-year term. The term loan obtained from the Bank provides $2,400,000 of financing at a borrowing base of LIBOR plus 2.60 basis points, not to exceed the Bank's prime rate with monthly principal payments of approximately $29,000. This term loan is due June 1, 2009. The Company has the option to obtain another term loan of $2,400,000 from the Bank at a borrowing base of LIBOR plus 2.25 basis points, not to exceed the Bank's prime rate. All of the Company's loans with the Bank are predicated upon certain financial covenants, which will be monitored on a quarterly basis. The working capital loan and term loans are secured by all of the Company's assets. At June 30, 2002, the Company met all of its financial covenants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

     Sales for the three-month period ended June 30, 2002 (the "Current Quarter") were $12,056,516, a decrease of 13.1%, or $1,814,393, as compared to $13,870,909 for the three-month period ended June 30, 2001 (the "Comparable Quarter"). This decrease in sales is attributable to the mild winter experienced in 2002 in the Company's core market, the softness of general economic conditions and increased competition in the form of pricing pressure and lost business.

     Cost of sales was $9,378,268 in the Current Quarter, as compared to $10,442,795 in the Comparable Quarter. As a percentage of net sales, cost of sales increased to 77.8% in the Current Quarter from 75.3% in the Comparable Quarter. This percentage increase is mainly attributable to increases in raw material costs during the Current Quarter as compared to the Comparable Quarter and lower sales prices on certain products due to increased competition as explained above.

     Selling, administrative and general expenses were $1,518,050 in the Current Quarter as compared to $1,936,379 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses decreased to 12.6% in the Current Quarter, compared to 14.0% in the Comparable Quarter. This decrease in expenses is primarily the result of a reduction in ongoing operational expenses and the adoption of SFAS 142, which eliminated the amortization of goodwill.

     Income from operations in the Current Quarter was $1,160,198, a decrease of $331,537 or 22.2%, versus $1,491,735 in the Comparable Quarter. This decrease in income from operations during the Current Quarter is the result of the decreases in sales due to the mild winter, general economic conditions and increased competition, while incurring increases in raw material costs and lowering certain prices.

     During the Current Quarter, the Company reported net income of $480,940 a decrease of $122,533 or 20.3%, as compared to net income of $603,473 for the Comparable Quarter. This decrease in net income is a result of lower income from operations as described above, partially offset by reductions in interest expense and the provision for income tax.

     Sales for the six-month period ended June 30, 2002 (the "Current Half") were $21,909,687, a decrease of 9.1%, or $2,185,583, as compared to $24,095,270 for the six-month period ended June 30, 2001 (the "Comparable

Half"). This decrease in sales is attributable to the exceptionally mild winter experienced in the Company's core market in 2002 versus the more typical winter damage experienced in 2001, the softness of general economic conditions and pricing pressure due to increased competition as explained above.

     Cost of sales was $17,437,684 in the Current Half, as compared to $18,834,801 in the Comparable Half. As a percentage of net sales, cost of sales increased to 79.6% in the Current Half from 78.2% in the Comparable Half. This percentage increase is mainly attributable to increases in raw material costs during the Current Quarter as compared to the Comparable Quarter and lower prices on certain products due to increased competition.

     Selling, administrative and general expenses were $3,020,075 in the Current Half as compared to $3,703,093 in the Comparable Half. As a percentage of net sales, selling, administrative and general expenses decreased to 13.8% in the Current Half, compared to 15.4% in the Comparable Half. This decrease in expenses is primarily the result of a reduction in ongoing operational expenses and the adoption of SFAS 142, which eliminated the amortization of goodwill.

     Income from operations in the Current Half was $1,451,928, a decrease of $105,448 or 6.8%, versus $1,557,376 in the Comparable Half. This decrease in income from operations during the Current Half is the result of the decreases in sales due to the mild winter, general economic conditions and increased competition, while incurring increases in raw material costs and lowering certain prices.

     During the Current Half, the Company reported net income of $481,545, an increase of $83,845, as compared to net income of $397,700 for the Comparable Half. This increase is a result of a $259,092 reduction in interest expense which offset the reduction in income from operations as described above. The decrease in interest expense is due to reduced principal balances and reduced interest rates.

Liquidity and Capital Resources

     At June 30, 2002, the Company had long-term debt consisting of working capital loans of $6,547,218, term loans of $2,400,000, a 10% Subordinated Debenture of $1,500,000, an 11% Subordinated Debenture of $2,500,000, a note payable of $800,000 from a prior acquisition, capital leases of $735,086 and a mortgage for $2,486,098, resulting in total debt outstanding of $16,968,402.

     At June 30, 2002, working capital was $7,335,236, resulting in a current ratio of 2.2 to 1, as compared to working capital of $5,519,067 and a ratio of
1.8 to 1 at December 31, 2001. This change in working capital is primarily the result of the Company refinancing its credit facility (the "Credit Facility") with Wachovia Bank, N.A. on June 14, 2002 from Fleet Bank, N.A., formerly Summit Bank, N.A., which was due on January 2, 2003.

     Current liabilities at June 30, 2002 totaled $5,994,027, consisting primarily of $5,095,837 in accounts payable and accrued expenses and $898,190 in current maturities of long-term debt. At December 31, 2001, total current liabilities were $6,920,260, consisting primarily of $4,094,475 in accounts payable and accrued expenses and $2,825,785 in current maturities of long-term debt. The decrease in current liabilities is primarily due to the refinancing of the Company's credit facility.

     At June 30, 2002, the Company had stockholders' equity of $13,506,912, as compared to $13,344,726 at December 31, 2001. This change is primarily attributable to the purchases of Common Stock pursuant to the Company's stock repurchase program and the Current Half's net income.

     Cash provided by operating activities for the Current Half was $1,220,163, as compared to $1,026,837 in the Comparable Half. This increase is due to the Current Half's net income, increases in accounts receivable, and increases in accounts payable and accrued expenses, which funded the Company's increased inventory.

     Net cash used in investing activities was $329,107 in the Current Half, as compared to $501,897 in the Comparable Half. Net cash used in investing activities in both the Current and Comparable Half was used to upgrade facilities and purchase new equipment.

     Net cash used in financing activities totaled $1,324,850 in the Current Half, as compared to $605,492 in the Comparable Half. This difference is due to payments on long-term debt and the repurchase of Common Stock.

     The Company's contractual obligations and commercial commitments over the next five years and beyond are as follows:

                                                           Expected Cash Payments by Year (in thousands)
                                                 --------------------------------------------------------------

                                          Remainder                                                            2007 &
Contractual Commitments                     of 2002         2003          2004         2005         2006       Beyond        Total
-----------------------                     -------         ----          ----         ----         ----       ------        -----
Revolving credit                             $    -       $    -        $    -       $6,547         $  -       $    -      $ 6,547
Long term debt                                  247        4,502         1,314        1,727          197        1,699        9,686
Capital lease obligations                       199          372           118           30           13            3          735
Operating lease obligations                     626          648           563          512          461          316        3,126
                                           ---------------------------------------------------------------------------------------
Total                                        $1,072       $5,522        $1,995       $8,816         $671       $2,018      $20,094
                                           =======================================================================================

     The Company believes that its cash flow from operations and its sources of financing are adequate for its anticipated needs in the near term. As described above, the Company obtained a new Credit Facility on June 13, 2002 from Wachovia Bank, National Association. The cost and terms of any future financing arrangements will depend on market conditions and the Company's financial position at that time.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"). This statement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and supersedes APB Opinion No. 16, "Business Combinations," and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Also in July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 supersedes APB Opinion No. 17 "Intangible Assets." Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life, but instead subject to at least an annual assessment for impairment by applying a fair-value-based test.

     As of the June 30, 2002, the Company has unamortized goodwill in the amount of $10,087,476, which is subject to the transition provisions of SFASs 141 and
142. Amortization expense related to goodwill was $157,381 for the Comparable Quarter and $314,761 for the Comparable Half. The Company has analyzed the implications of SFASs 141 and 142 and has concluded that there is no material impact on the financial statements of the Company.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Adoption is required for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is in the process of analyzing the implications of SFAS 143 and does not believe that the adoption of this statement will have a material impact on the net earnings of the Company.

     In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has analyzed the implications of this Statement and the guidance did not have an impact on the net earnings of the Company.

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. The Company adopted this Statement as of July 1, 2002.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit (restructuring) activities previously covered by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This Statement nullifies EITF 94-3 in its entirety and requires that a liability for all costs to be recognized when the liability is incurred. This Statement also establishes a fair value objective for initial measurement of the liability. The Statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is reviewing the provisions of the Statement.

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

      (d) Not applicable.

Item 3 - Defaults Upon Senior Securities.

      None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

      The Company's 2002 Annual Meeting of Shareholders (the "Meeting") was held on June 19, 2002 at the Company's headquarters in Feasterville, Pennsylvania. At the Meeting, Joseph F. Weiderman, John P. Kirwin, III and Dr. Jacob I. Haft were re-elected as directors of the Company, with terms to expire in the year 2005 or until their successors in office have been duly elected and qualified. With regard to Mr. Weiderman, 4,391,475 votes were cast in favor of his election, 50 against and 13,578 abstained. With regard to Mr. Kirwin, 4,394,405 votes were cast in favor of his election, 50 against and 10,648 abstained. With regard to Dr. Haft, 4,393,371 votes were cast in favor of his election, 84 against and 11,648 abstained.
      The following directors have terms of office that continued after the
Meeting: Paul. L. Spiese, III, Larry Falcon, Dr. Jon Kraut, Theodore A. Schwartz, and Jay Seid.

Item 5 - Other Information.

      None.


Item 6 - Exhibits and Reports on Form 8-K.

     (a)   Exhibit 10   Loan and Security Agreement, dated June 13, 2002, among
Berger Holdings, Ltd., Berger Financial Corp., Berger Bros Company, Copper Craft, Inc., Walker Metal Products, Inc. and Wachovia Bank, National Association.

           Exhibit 99 Statement of Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

     (b)   None.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BERGER HOLDINGS, LTD.



                              By: /s/ JOSEPH F. WEIDERMAN
                              ---------------------------
                              Joseph F. Weiderman
                              President and
                              Chief Operating Officer

                              By: /s/ FRANCIS E. WELLOCK, JR.
                              -------------------------------
                              Francis E. Wellock, Jr.
                              Chief Financial Officer

                              Date: August 14, 2002