Form 10-Q
period 2002-09-30
BERGER HOLDINGS LTD
filed 2002-11-14
CIK 706777

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)
               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

               _ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                         Commission File Number 0-12362

                              Berger Holdings, Ltd
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                    Pennsylvania                       23-2160077
              -------------------------------------------------------
             (State or Other Jurisdiction           (I.R.S. Employer
            of Incorporation or Organization)     Identification Number)

              805 Pennsylvania Boulevard, Feasterville, PA        19053
              ------------------------------------------------------------
               (Address of Principal Executive Offices)         (Zip Code)

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

                                 YES  X    NO _____
                                     ---

           Indicate by check mark whether the Registrant is an accelerated filer
                 (as defined in Rule 12b-2 of the Exchange Act).

                                 YES _____ NO  X
                                              ---

           As of November 14, 2002, the Registrant had outstanding 5,024,888 shares of its common stock, par value $0.01 per share (the "Common Stock").

                                    BERGER HOLDINGS, LTD.

INDEX

                                                                           Page
PART I   FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Balance
                   Sheets at September 30, 2002 (unaudited)
                   and December 31, 2001                                     3

                   Condensed Consolidated Statements of
                   Operations (unaudited) for the three-month
                   periods ended September 30, 2002 and 2001                 4

                   Condensed Consolidated Statements of
                   Operations (unaudited) for the nine-month
                   periods ended September 30, 2002 and 2001                 5

                   Condensed Consolidated Statements
                   of Cash Flows (unaudited) for the nine-month
                   periods ended September 30, 2002 and 2001                 6

                   Notes to Condensed Consolidated
                   Financial Statements                                      7

         Item 2.   Management's Discussion and
                   Analysis of Financial Condition
                   and Results of Operations                                10

         Item 3.   Quantitative and Qualitative Disclosures
                   About Market Risk                                        14

         Item 4.   Controls and Procedures                                  14

PART II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                        15

         Item 2.   Changes in Securities and Use of Proceeds                15

         Item 3.   Defaults Upon Senior Securities                          15

         Item 4.   Submission of Matters to a Vote of
                     Security Holders                                       15

         Item 5.   Other Information                                        15

         Item 6.   Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                                  16

CERTIFICATIONS                                                              17

                              BERGER HOLDINGS, LTD.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30,    December 31,
                                            ASSETS                                  2002            2001
                                                                                 (unaudited)      (audited)
                                                                                -------------   --------------
        Current assets
             Cash and cash equivalents                                          $      58,667    $     465,064
             Accounts receivable, net of allowance for doubtful
               accounts of $85,000 in 2002 and $97,000 in 2001                      5,004,222        4,502,631
             Inventories                                                            6,912,199        6,496,091
             Prepaid and other current assets                                         735,688          577,451
             Deferred income taxes                                                    398,090          398,090
                                                                                -------------   --------------

            Total current assets                                                   13,108,866       12,439,327

             Property, plant and equipment, net                                     9,203,180       10,082,728
             Other assets, net                                                      2,819,833        2,951,985
             Goodwill, net                                                         10,087,476       10,165,850
                                                                                -------------   --------------

             Total assets                                                       $  35,219,355    $  35,639,890
                                                                                =============   ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities
             Current maturities of long term debt                               $   2,100,789    $   2,825,785
             Accounts payable                                                       1,643,527        1,705,751
             Accrued expenses                                                       2,527,502        2,388,724
                                                                                -------------   --------------

             Total current liabilities                                              6,271,818        6,920,260

        Long term debt                                                             14,788,318       15,148,108
        Deferred income taxes                                                         226,796          226,796
        Commitments and contingencies                                                       -                -

        Stockholders' equity
             Common stock $.01 par value
                Authorized 20,000,000 shares in 2002 and 2001
                Issued 5,993,513 and 5,989,736 shares in 2002 and 2001
                Outstanding 5,024,888 and 5,087,261 shares in 2002 and 2001            59,935           59,897
              Additional paid-in-capital                                           18,196,053       18,187,726
              Accumulated deficit                                                  (1,425,689)      (2,326,843)
                                                                                -------------   --------------

                                                                                   16,830,299       15,920,780

              Less common stock subscribed                                           (289,250)        (289,250)
              Less treasury stock at cost
                  968,625 shares in 2002 and 902,475 shares in 2001                (2,608,626)      (2,286,804)
                                                                                -------------   --------------

             Total stockholders' equity                                            13,932,423       13,344,726
                                                                                -------------   --------------

             Total liabilities and stockholders' equity                         $  35,219,355   $   35,639,890
                                                                                =============   ==============

      See accompanying notes to condensed consolidated financial statements

                              BERGER HOLDINGS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                       Three Months Ended September 30,
                                                                           2002               2001
                                                                      -------------      -------------
Net sales                                                             $  12,026,345      $  14,203,824

Cost of sales                                                             9,624,948         10,481,487
                                                                      -------------      -------------

     Gross profit                                                         2,401,397          3,722,337

Selling, administrative and general expenses                              1,427,947          1,835,629
                                                                      -------------      -------------

     Income from operations                                                 973,450          1,886,708

Interest expense                                                           (288,318)          (386,405)

Other income (expense), net                                                   8,682            (14,652)
                                                                      -------------      -------------

     Income before income tax                                               693,814          1,485,651

Provision for income tax                                                    274,204            653,686
                                                                      -------------      -------------

     Net income                                                       $     419,610      $     831,965
                                                                      =============      =============

Basic earnings per share                                              $         .08      $         .16
                                                                      =============      =============

Basic weighted average common shares outstanding                          5,023,129          5,272,450
                                                                      =============      =============

Diluted earnings per share                                            $         .06      $         .13
                                                                      =============      =============

     Weighted average common shares outstanding                           5,023,129          5,272,450
     Add: effect of vested and non-vested dilutive securities             1,834,631          1,272,901
     Add: effect of convertible debt and preferred stock                          -                  -
                                                                      -------------      -------------

Diluted weighted average common shares outstanding                        6,857,760          6,545,351
                                                                      =============      =============

      See accompanying notes to condensed consolidated financial statements

                             BERGER HOLDINGS, LTD.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                   Nine Months Ended September 30,
                                                                                     2002                    2001
                                                                                -------------           ------------
      Net sales                                                                 $  33,936,031           $ 38,299,095

      Cost of sales                                                                27,062,632             29,316,288
                                                                                -------------           ------------

           Gross profit                                                             6,873,399              8,982,807

      Selling, administrative and general expenses                                  4,448,022              5,538,722
                                                                                -------------           ------------

           Income from operations                                                   2,425,377              3,444,085

      Interest expense                                                               (892,614)            (1,249,793)

      Other income, net                                                                20,951                  1,539
                                                                                -------------           ------------

           Income before income tax                                                 1,553,714              2,195,831

      Provision for income tax                                                        652,560                966,166
                                                                                -------------           ------------

           Net income                                                           $     901,154           $  1,229,665
                                                                                =============           ============

      Basic earnings per share                                                  $         .18           $        .23
                                                                                =============           ============

      Basic weighted average common shares outstanding                              5,043,020              5,322,465
                                                                                =============           ============

      Diluted earnings per share                                                $         .13           $        .20
                                                                                =============           ============

           Weighted average common shares outstanding                               5,043,020              5,322,465
           Add: effect of vested and non-vested dilutive securities                 1,829,810                903,958
           Add: effect of convertible debt and preferred stock                              -                 11,604
                                                                                -------------           ------------

      Diluted weighted average common shares outstanding                            6,872,830              6,238,027
                                                                                =============           ============

     See accompanying notes to condensed consolidated financial statements

                              BERGER HOLDINGS, LTD.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Nine Months Ended September 30,
                                                                                   2002               2001
                                                                               -----------       -------------
Cash flows from operating activities
     Net income                                                                $   901,154       $   1,229,665
     Adjustments to reconcile net income to net cash provided by operating activities
         Deferred income taxes                                                           -             779,381
         Depreciation and amortization                                           1,712,275           2,070,186
         (Decrease) increase in accounts receivable allowance                      (12,000)             52,000
         Loss on disposition of assets                                                 951              22,625
     Change in operating assets and liabilities
       Accounts receivable                                                        (489,591)         (1,681,468)
         Inventories                                                              (416,108)             (4,251)
         Other current and long-term assets                                       (305,190)           (185,009)
         Accounts payable and accrued expenses                                      76,554            (344,462)
                                                                               -----------       -------------

Net cash provided by operating activities                                        1,468,045           1,938,667
                                                                               -----------       -------------

Cash flows from investing activities
     Acquisition of property and equipment, net of retirements                    (476,199)           (532,988)
                                                                               -----------       -------------

Net cash used in investing activities                                             (476,199)           (532,988)
                                                                               -----------       -------------

Cash flows from financing activities
     Proceeds from working capital line                                          6,840,410             780,640
     Repayments of working capital line                                         (6,873,941)                  -
     Proceeds from equipment term loan                                           4,800,000                   -
     Repayments of equipment term loan                                          (2,544,796)         (1,235,115)
     Proceeds from long term debt                                                  121,143              36,052
     Repayments of long term debt                                               (3,427,602)           (412,849)
     Repurchase of common stock                                                   (321,822)           (588,066)
     Proceeds from the exercise of common stock options                              8,365                   -
                                                                               -----------       -------------
Net cash used in financing activities                                           (1,398,243)         (1,419,338)
                                                                               -----------       -------------

Net decrease in cash and cash equivalents                                         (406,397)            (13,659)

Cash and cash equivalents, beginning of period                                     465,064             306,912
                                                                               -----------       -------------

Cash and cash equivalents, end of period                                       $    58,667       $     293,253
                                                                               ===========       =============
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest                                       $   892,614       $   1,249,793
                                                                               ===========       =============
Cash paid during the period for income taxes                                   $   297,433       $     109,000
                                                                               ===========       =============

      See accompanying notes to condensed consolidated financial statements

                     BERGER HOLDINGS, LTD. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

Note 2.   Inventories:

         Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

         Components of inventories consist of the following:

                                             September 30, 2002         December 31, 2001
                                             ------------------         -----------------
         Raw materials and packaging               $  3,941,522            $    3,633,886
         Finished goods                               2,970,677                 2,862,205
                                                   ------------            --------------
                   Total inventories               $  6,912,199            $    6,496,091
                                                   ============            ==============

Note 3.   Income Taxes:

         Consolidated income tax expense for the nine-month period ended September 30, 2002 results in an effective tax rate of 42%, while the nine-month period ended September 30, 2001 results in an effective rate of 44%. This change in the effective rate is due to changes in the Company's goodwill amortization expense and assumed federal tax rate. The Company had no federal income tax net operating loss carryforward available at September 30, 2002.

Note 4.   Treasury Stock:

         In May 1999, the Company received approval from its Board of Directors to begin an open market stock repurchase program under which the aggregate number of shares currently authorized for repurchase is 1,560,000. Of this amount, the Company has repurchased a total of 814,625 shares, of which 66,150 shares were repurchased during the nine months ended September 30, 2002, excluding the private purchase of 154,000 shares from various investors. The repurchases may continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors.

Note 5.   Goodwill and Other Intangible Assets:

         Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." The Company has tested for goodwill impairment and determined that there are no material adjustments related to the Company's prior acquisitions. The Company has ceased amortizing goodwill that relates to these acquisitions. As of September 30, 2002, the Company has unamortized goodwill of $10,087,476. The Company will perform its annual assessment for impairment during the fourth quarter of 2002. The following table adjusts the operating results for the three and nine months ended September 30, 2001 to compare it to the same periods in 2002.

                                                           For the Three Months Ended          For the Nine Months Ended
                                                                  September 30,                      September 30,
                                                             2002             2001               2002             2001
                                                        -------------------------------------------------------------------
      Net income                                        $       419,610  $       831,965    $     901,154   $     1,229,665
      Add back: Goodwill amortization                                 -           88,499                -           264,765
                                                        -------------------------------------------------------------------
      Adjusted net income                               $       419,610  $       920,464    $     901,154   $     1,494,430
                                                        ===================================================================

      Basic earnings per share:
      Net income                                        $           .08  $           .16    $         .18   $           .23
      Goodwill amortization                                           -              .02                -               .05
                                                        -------------------------------------------------------------------
      Adjusted net income                               $           .08  $           .18    $         .18   $           .28
                                                        ===================================================================
      Diluted earnings per share:
      Net income                                        $           .06  $           .13    $         .13   $           .20
      Goodwill amortization                                           -              .01                -               .04
                                                        -------------------------------------------------------------------
      Adjusted net income                               $           .06  $           .14    $         .13   $           .24
                                                        ===================================================================

Note 6.   New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). This statement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and supersedes APB Opinion No. 16, "Business Combinations," and Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Adoption is required for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is in the process of analyzing the implications of SFAS 143 and does not believe that the adoption of this Statement will have a material impact on the consolidated financial statements.

         In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Effective January 1, 2002, the Company adopted the provisions of SFAS 144. The Company has tested for long-lived asset impairment and determined that there is no material impact to the Company's consolidated financial statements.

         In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Rescission of SFAS No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement requires gains and losses from debt extinguishments that are used as part of the Company's risk management strategy to be classified as income from operations rather than as extraordinary items, net of tax. The Company adopted this Statement as of July 1, 2002 and the adoption did not have an impact on the consolidated financial statements.

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

Note 7.   Refinancing:

         Effective June 13, 2002, the Company replaced its credit facility from Fleet Bank, N.A., formerly Summit Bank, N.A., with a credit facility from Wachovia Bank, National Association (the "Bank"). The working capital loan obtained from the Bank provides $9,500,000 of financing for a three year term with the borrowings bearing interest at LIBOR plus 2.75 basis points due monthly, not to exceed the Bank's prime rate. The term loan obtained from the Bank provides $2,400,000 of financing with the borrowings bearing interest at LIBOR plus 2.60 basis points, not to exceed the Bank's prime rate, with monthly principal payments of approximately $29,000. This term loan is due June 1, 2009. The Company obtained an additional term loan from the Bank on August 19, 2002, which provides $2,400,000 of financing with the borrowings bearing interest at LIBOR plus 2.25 basis points, not to exceed the Bank's prime rate, with monthly principal payments of $100,000. This second term loan was used to redeem the Company's 11% Subordinated Debenture of $2,500,000. This second term loan is due August 1, 2004. The LIBOR at September 30, 2002 was 1.81%. All of the Company's loans with the Bank are predicated upon certain financial covenants, which will be monitored on a quarterly basis. The working capital loan and term loans are secured by all of the Company's assets. At September 30, 2002, the Company met all of the financial covenants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

         Sales for the three-month period ended September 30, 2002 (the "Current Quarter") were $12,026,345, a decrease of 15.3%, or $2,177,479, as compared to $14,203,824 for the three-month period ended September 30, 2001 (the "Comparable Quarter"). This decrease in sales is attributable to an extremely hot and dry summer, a soft economy and increased competition.

         Cost of sales was $9,624,948 in the Current Quarter, as compared to $10,481,487 in the Comparable Quarter. As a percentage of net sales, cost of sales increased to 80.0% in the Current Quarter from 73.8% in the Comparable Quarter. This percentage increase is mainly attributable to increases in aluminum and other raw material costs during the Current Quarter as compared to the Comparable Quarter and reductions in sales prices on certain products due to increased competition as referred to above.

         Selling, administrative and general expenses were $1,427,947 in the Current Quarter as compared to $1,835,629 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses decreased to 11.9% in the Current Quarter, compared to 12.9% in the Comparable Quarter. This decrease in expenses is primarily the result of a reduction in ongoing operational expenses and the adoption of SFAS 142, which eliminated the amortization of $158,034 of goodwill.

         Income from operations in the Current Quarter was $973,450, a decrease of $913,258 or 48.4%, versus $1,886,708 in the Comparable Quarter. This decrease in income from operations during the Current Quarter is the result of the decrease in sales referred to above, as well as incurring increases in aluminum and other raw material costs and reductions in sales prices on certain products.

         Interest expense for Current Quarter was $288,318, a decrease of $98,087 or 25.4%, verses $386,405 for the Comparable Quarter. The decrease in interest expense is due to reduced principal balances and reduced interest rates.

         Provision for income tax for the Current Quarter was $274,204 verses $653,686 for the Comparable Quarter. This decrease is due to the reduced income from operations as described above and an adjustment made during the Current Quarter to reduce the provision for income tax to an annual effective rate of 42.0%. The effective rate changed due to reductions in the Company's goodwill amortization expense and assumed federal tax rate.

         During the Current Quarter, the Company reported net income of $419,610, a decrease of $412,355 or 49.6%, as compared to net income of $831,965 for the Comparable Quarter. This decrease in net income is a result of lower income from operations as described above, partially offset by reductions in interest expense and the provision for income tax as described above.

         Sales for the nine-month period ended September 30, 2002 (the "Current Nine Months") were $33,936,031, a decrease of 11.4%, or $4,363,064, as compared to $38,299,095 for the nine-month period ended September 30, 2001 (the "Comparable Nine Months"). This decrease in sales is attributable to an extremely hot and dry summer, the mild winter, a soft economy and increased competition as referred to above.

         Cost of sales was $27,062,632 in the Current Nine Months, as compared to $29,316,288 in the Comparable

Nine Months. As a percentage of net sales, cost of sales increased to 79.8% in the Current Nine Months from 76.6% in the Comparable Nine Months. This percentage increase is mainly attributable to increases in aluminum and other raw material costs during the Current Nine Months as compared to the Comparable Nine Months and lowering sales prices on certain products due to increased competition as explained above.

         Selling, administrative and general expenses were $4,448,022 in the Current Nine Months as compared to $5,538,722 in the Comparable Nine Months. As a percentage of net sales, selling, administrative and general expenses decreased to 13.1% in the Current Nine Months, compared to 14.5% in the Comparable Nine Months. This decrease in expenses is primarily the result of a reduction in ongoing operational expenses and the adoption of SFAS 142, which eliminated the amortization of $472,795 of goodwill.

         Income from operations in the Current Nine Months was $2,425,377, a decrease of $1,018,708 or 29.6%, versus $3,444,085 in the Comparable Nine Months. This decrease in income from operations during the Current Nine Months is due to the decrease in sales referred to above, as well as incurring increases in aluminum and other raw material costs and reduction in sales prices on certain products.

         Interest expense for Current Nine Months was $892,614, a decrease of $357,179 or 28.6%, verses $1,249,793 for the Comparable Nine Months. The decrease in interest expense is due to reduced principal balances and reduced interest rates.

         Provision for income tax for the Current Nine Months was $652,560 verses $966,166 for the Comparable Nine Months. The decrease is due to the reduced income from operations as described above and an adjustment made during the Current Nine Months to reduce the provision for income tax from 44% to an effective rate of 42.0%. The change to the effective rate is due to reductions in the Company's goodwill amortization expense and assumed federal tax rate.

         During the Current Nine Months, the Company reported net income of $901,154, a decrease of $328,511, as compared to net income of $1,229,665 for the Comparable Nine Months. This decrease is a result the reduction in income from operations as described above, which was partially offset by a reduction in both interest expense and income tax provision.

Liquidity and Capital Resources

         At September 30, 2002, the Company had long-term debt consisting of working capital loans of $6,840,410, term loans of $4,614,286, a 10% Subordinated Debenture of $1,500,000, a note payable of $800,000 from a prior acquisition, capital leases of $685,635 and a mortgage for $2,448,776, resulting in total debt outstanding of $16,889,107.

         At September 30, 2002, working capital was $6,837,048, resulting in a current ratio of 2.1 to 1, as compared to working capital of $5,519,067 and a ratio of 1.8 to 1 at December 31, 2001. This change in working capital is primarily the result of the Company obtaining a new credit facility from Wachovia Bank, National Association on June 13, 2002 to replace the prior facility from Fleet Bank, N.A., formerly Summit Bank, N.A., which was due on January 2, 2003, and the redemption of the Company's 11% Subordinated Debenture of $2,500,000 on August 19, 2002. This reduction in debt was offset by increases in accounts receivable and inventories due to the seasonality of the Company's business.

         Current liabilities at September 30, 2002 totaled $6,271,818, consisting primarily of $4,171,029 in accounts payable and accrued expenses and $2,100,789 in current maturities of long-term debt. At December 31, 2001, total current liabilities were $6,920,260, consisting primarily of $4,094,475 in accounts payable and accrued expenses and $2,825,785 in current maturities of long-term debt. The decrease in current liabilities is primarily due to the refinancing of the Company's credit facility and the payment of a note payable from a prior acquisition.

         At September 30, 2002, the Company had stockholders' equity of $13,932,423, as compared to $13,344,726 at December 31, 2001. This change is primarily attributable to the purchases of Common Stock pursuant to the Company's stock repurchase program and the net income for the Current Nine Months.

         Cash provided by operating activities for the Current Nine Months was $1,468,045, as compared to $1,938,667 in the Comparable Nine Months. This decrease is due to the reduction in the Current Nine Month's net income and deferred income taxes, which were partially offset by smaller net increases in accounts receivable, inventory and other current and long-term assets.

         Net cash used in investing activities was $476,199 in the Current Nine Months, as compared to $532,988 in the Comparable Nine Months. Net cash used in investing activities in both the Current and Comparable Nine Months was used to upgrade facilities and purchase new equipment.

         Net cash used in financing activities totaled $1,398,243 in the Current Nine Months, as compared to $1,419,338 in the Comparable Nine Months. Net cash used in financing activities in both the Current and Comparable Nine Months was related to payments of long-term debt and the repurchase of Common Stock.

         The Company's contractual obligations and commercial commitments over the next five years and beyond are as follows:

                                             Expected Cash Payments by Year (in thousands)
                                             ---------------------------------------------
                              Remainder                                              2007 &
Contractual Commitments         of 2002      2003       2004      2005      2006     Beyond      Total
-----------------------         -------      ----       ----      ----      ----     ------      -----
Revolving credit                   $  -    $    -     $    -    $6,840      $  -     $    -    $ 6,840
Long term debt                      424     3,202      2,114     1,727       198      1,699      9,364
Capital lease obligations           101       376        126        44        27         12        686
Operating lease obligations         215       772        717       666       453        475      3,298
                              -------------------------------------------------------------------------
Total                              $740    $4,350     $2,957    $9,277      $678     $2,186    $20,188
                              =========================================================================

         The Company's management believes that cash flows from operations and available sources of financing are adequate for the Company's anticipated financing needs in the near term. As described above, the Company obtained a new credit facility on June 13, 2002 from Wachovia Bank, National Association. The cost and terms of any future financing arrangements will depend on market conditions and the Company's financial position at that time.

New Accounting Pronouncements

         The Company's new accounting pronouncements are discussed in detail in
Note 6 on the consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

         For information regarding the Company's exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Even though the Company refinanced it credit facility during 2002, the Company's portfolio of financial instruments or market risk exposures has not changed since December 31, 2001.

ITEM 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

         Within 90 days prior to the date of this report (the "Evaluation Date"), the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, these officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective.

Changes in internal controls
         There were no significant changes in the Company's internal controls or in the other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

       None.

Item 5 - Other Information.

       None.

Item 6 - Exhibits and Reports on Form 8-K.

       (a) Exhibit 10   Amendment and Modification to Loan Agreement, dated
August 19, 2002, among Berger Holdings, Ltd., Berger Financial Corp., Berger Bros Company, Copper Craft, Inc., Walker Metal Products, Inc., and Wachovia Bank, National Association.

           Exhibit 99.1 Statement of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350.

           Exhibit 99.2 Statement of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

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

                              BERGER HOLDINGS, LTD.


                            By:/s/ JOSEPH F. WEIDERMAN
                            --------------------------
                            Joseph F. Weiderman
                            President and
                            Chief Operating Officer


                            By:/s/ FRANCIS E. WELLOCK, JR.
                            ------------------------------
                            Francis E. Wellock, Jr.
                            Chief Financial Officer

                            Date: November 14, 2002

                                 Certifications

I, Theodore A. Schwartz, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Berger Holdings, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: November 14, 2002                  By: /s/ Theodore A. Schwartz
                                               ----------------------------
                                               Theodore A. Schwartz
                                               Chief Executive Officer

                                 Certifications

I, Francis E. Wellock, Jr., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Berger Holdings, Ltd.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: November 14, 2002                By: /s/ Francis E. Wellock, Jr.
                                             -------------------------------
                                             Francis E. Wellock, Jr.
                                             Chief Financial Officer