Form 10-K
period 2002-12-31
BERGER HOLDINGS LTD
filed 2003-03-31
CIK 706777

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 0-12362

BERGER HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2160077

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

805 Pennsylvania Boulevard, Feasterville, PA (Address of principal executive offices)	19053 (Zip Code)

Registrant’s telephone number, including area code:

215-355-1200

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Title of each class

Common Stock, $.01 par value

Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Number of shares outstanding of the Registrant’s Common Stock, $.01 par value (the “Common Stock”), as of March 26, 2003 was 5,024,888 shares.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES  ☐    NO  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second quarter.

Note:    If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

As of June 28, 2002, the aggregate market value of the Common Stock (based upon the average high and low bid prices of the Common Stock on the National Association of Securities Dealers Automated Quotation System on June 28, 2002) of the Registrant held by non-affiliates was approximately $17,900,000.(1)

Documents Incorporated By Reference:

Part III—

Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Registrant’s 2003 Annual Meeting of Shareholders, are incorporated by reference into Part III of this report.

(1)	Excludes the shares of Common Stock held by the registrant’s executive officers and directors. The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed.

PART I

Item 1.    Business

Background

Berger Holdings, Ltd., a Pennsylvania corporation formed in 1979 (collectively with its subsidiaries, the “Company”), is a leading manufacturer of roof drainage systems, residential and commercial snow guards and specialty metal architectural products related to roofing. In 2000, the Company acquired Copper Craft, Inc. and Walker Metal Products, Inc. as described below. The Company continues to search for opportunistic acquisitions. The Company operates four facilities with over 278,000 square feet used in manufacturing, warehousing, distribution and administration.

In 1989, the Company entered its present business of manufacturing and distributing roof drainage products by acquiring Berger Bros Company, which was founded in 1874. In 1997, the Company completed the Real-Tool Acquisition (defined below), which provided the Company with a complete line of commercial snow guards. In 1998, the Company completed the Obdyke Acquisition and the Sheet Metal Acquisition (each defined below). Benjamin Obdyke Incorporated and Sheet Metal Manufacturing Co., Inc. were the Company’s two largest competitors prior to the Obdyke and Sheet Metal Acquisitions. In 2000, the Company completed the Copper Craft Acquisition and the Walker Acquisition (each defined below). Copper Craft, Inc. provides the Company with a Southwest presence, as well as an internal source of specialty metal architectural products, while Walker Metal Products, Inc. provides the Company with a Southeast presence.

In May 1999, the Company received approval from its Board of Directors to begin an open market stock repurchase program under which the aggregate number of shares of Common Stock currently authorized for repurchase is 1,560,000. Of this amount, the Company had repurchased 814,625 shares as of December 31, 2002 excluding the private purchase of 154,000 shares from various investors.

Product Line

The Company is principally engaged in the manufacture and distribution of metal roof drainage and ancillary products (“RDP”). Since 1993, the Company has also engaged in a program of internal development and product expansion. Internal development has primarily consisted of the modernization of production facilities, machinery and equipment and the introduction of complementary products. External development has been directed principally towards increasing the sales volume and market penetration of the Company’s products through acquisitions, advertising and expanding the Company’s RDP product line.

The Company’s RDP line, consisting of gutters, downspouts, soffits, fascias, snow guards, trim coil, custom metal architectural pieces and other associated accessories and fittings is manufactured by the Company at its two suburban Philadelphia facilities, one suburban Dallas facility and one Atlanta facility. The Company sells RDP through its telemarketing representatives principally to wholesale distributors who sell directly to roofing and general contractors for use in the repair and replacement of roof drainage systems in existing buildings that are primarily residential. The geographical distribution of the Company’s products is generally limited to the United States.

The primary raw materials used in manufacturing RDP are aluminum, steel and copper. Supplies of these materials, in either coil, sheet or bar form, are procured by the Company from primarily domestic suppliers. Although management of the Company believes that adequate available sources of supply exist at customarily accepted market prices, trade restrictions, work stoppages or adverse weather or political conditions may affect the prices and availability of these materials. Rapid increases in prices of raw materials could adversely affect the operations of the Company because the cost of raw materials constitutes the largest single element of the Company’s cost of sales.

A significant portion of the Company’s raw material requirements is provided by five key suppliers. The remaining raw materials are provided by a large number of smaller suppliers. All raw materials procured by the Company, as well as finished products, are scrutinized for quality control using industry standards and internal guidelines.

Acquisitions

On October 31, 2000, the Company acquired (the “Walker Acquisition”) all of the stock of Walker Metals Products, Inc. (“Walker”). The acquisition of Walker, a manufacturer of roof drainage products, was funded in part by an increase in the Company’s bank credit facility. As consideration, the Company paid cash and issued notes payable.

On March 31, 2000, the Company acquired (the “CopperCraft Acquisition”) all of the stock of Copper Craft, Inc. (“CopperCraft”). The acquisition of CopperCraft, a manufacturer of primarily copper specialty metal architectural products, was funded in part by an increase in the Company’s bank credit facility. As consideration, the Company paid cash and issued notes payable.

On December 7, 1998, the Company acquired (the “Sheet Metal Acquisition”) certain assets of Sheet Metal Manufacturing Co., Inc. (“Sheet Metal”). The acquisition of Sheet Metal, a manufacturer of roof drainage products, was funded in part by an increase in the Company’s bank credit facility. As consideration, the Company paid cash and issued a note payable.

On January 2, 1998, the Company acquired (the “Obdyke Acquisition”) the roof drainage division of Benjamin Obdyke Incorporated (“Obdyke”). The Obdyke Acquisition was funded with the proceeds received through an issuance of 40,000 shares of the Company’s Series A convertible Preferred Stock. As consideration, the Company paid cash, issued a note payable, issued 125,000 shares of Common Stock, which the Company had the obligation to repurchase at the election of the seller, and issued warrants to purchase 50,000 shares of Common Stock. These warrants expired unexercised in January 2000 and the seller elected to sell the shares of Common Stock and receive a contractually specified payment from the Company in January 2000.

On February 7, 1997, the Company consummated the purchase (the “Real-Tool Acquisition”) of all of the outstanding shares of the common stock of Real-Tool, Inc., a Virginia corporation (“Real-Tool”). The acquisition of Real-Tool was funded by the payment of cash, the issuance of shares of Common Stock, and a note payable. Concurrent with the purchase, the Company entered into a royalty agreement with the sole shareholder of Real-Tool, which expires in 2012. Under this agreement, the Company is required to pay royalties of 6% of revenues, with a minimum of $75,000 annually through 2002. Subsequent to 2002, the Company has the option to increase the percentage of royalties paid to this individual and eliminate the minimum payment requirement. The Company intends to continue paying royalties of 6% of revenues through 2012.

All of these acquisitions were accounted for as purchase business combinations and the excess of the purchase price over the fair value of the assets (goodwill) was being amortized through 2001 on a straight-line basis for periods ranging from 15 to 25 years. See “New Accounting Pronouncements” under Item 7 below and Note 2 to the Consolidated Financial Statements.

Competition

The Company’s business is highly competitive. In general, the building products market is highly fragmented. The Company competes with numerous small and large manufacturers and fabricators. Some of the Company’s competitors have substantially greater resources than the Company. The Company competes primarily in the Northeast/Mid-Atlantic region. During the past five years, the Company has implemented an advertising and marketing program to expand its geographic range of operations to a more national level. Competition is primarily based upon product quality, completeness of product lines, service and price.

Geographic Market

The Company’s products are principally sold throughout the states in the Northeast/Mid-Atlantic region. The Company has developed greater national exposure from the Walker and CopperCraft Acquisitions in both the Southeast and Southwest regions.

Major Customers

During 2002, no individual customer accounted for more than 10% of the Company’s sales. The Company has no ongoing contracts for sales of its products, but rather services customers on a per-order basis.

Seasonal Nature of the Business

The building products industry is seasonal, particularly in the Northeast/Mid-Atlantic region of the United States, where inclement weather during the winter months usually reduces the level of building activity in both the home-building and home improvement markets. Typically, the Company’s sales volume is lowest during the months of December, January and February.

Inventory Practices

The Company’s policy is to obtain, fabricate and/or manufacture inventory in sufficient volume in order to provide a reasonable inventory level to support estimated minimum and maximum levels based on customers’ historical demand. Because of the nature of the RDP market, in which an order generally must be filled within three to five days of placement, the Company does not have any substantial backlog. Because of the variations involved with custom architectural products, the Company generally fills these orders within two to four weeks.

The Company is subject to fluctuations in metal prices when procuring raw material. Metal pricing is outside of the Company’s control and although the Company generally attempts to pass raw material price increases onto its customers, it is not always able to do so.

Employees

As of December 31, 2002, the Company had 190 employees, including 24 in sales and marketing, 145 in manufacturing and delivery, and 21 in administration. Approximately 90 of the Company’s employees are represented by one of two labor unions, The International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local 169 and the Teamsters Local Union 107. In December 2001, the Company’s contracts with both unions were extended for four years to December 31, 2005. Management believes that its employee relations are good.

Government Regulation

The Company is subject to numerous federal and state regulations relating to, among other things, the operations of its manufacturing facilities, the storage and disposal of environmentally sensitive materials, the control of emission levels, employee safety and health, employee wages and general environmental matters. Management believes that it is in compliance with these regulations in all material respects.

Patents and Trademarks

The Company owns and licenses nine U.S. design and utility patents, which have expiration dates ranging from 2004 through 2017, that protect certain of its products, and has applied for two additional patents. Management continuously reviews new products and applies for patents where it believes the patent will have future value. The Company owns four federally registered trademarks used in connection with its products and has applied for federal registration of four other trademarks, all of which have been allowed by the United States Patent and Trademark Office.

Item 2.    Properties

The Company owns a 120,000 square foot operating facility in Feasterville, Pennsylvania. The corporate, administrative and sales offices occupy 14,000 square feet of office space at this location. The Company also operates one additional facility, a 105,000 square foot manufacturing facility in Ivyland, Pennsylvania, which is leased through 2007 with a five-year renewal option.

The Company also leases a 29,605 square foot manufacturing facility in Keller, Texas for the CopperCraft operation. This property is leased through 2005 with a three-year renewal option. This property is leased from the former owner of CopperCraft for approximately $163,000 annually.

The Company leases two properties in Atlanta, Georgia for the Walker operation. The properties are 10,500 square foot and 13,000 square foot manufacturing facilities, which are leased through October 31, 2003 with two three-year renewal options. These properties are leased from the two former owners of Walker for approximately $85,000 annually.

The Company has a mortgage liability on the Feasterville facility in the principal amount of $2,410,774 at December 31, 2002. The mortgage is being repaid in monthly installments of principal and interest of approximately $27,400 through June 1, 2008, with a balloon payment of $1,374,837 due at maturity.

Item 3.    Legal Proceedings

As of the date hereof, there are no material legal proceedings pending against the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4A.    Executive Officers of the Registrant

The following table sets forth information relating to all executive officers of the Company as of March 26, 2003.

Name	Age	Position(s)
Theodore A. Schwartz	73	Chairman of the Board of Directors
Joseph F. Weiderman	61	Chief Executive Officer, Chief Operating Officer, President, Secretary, and Treasurer
Paul L. Spiese, III	51	Executive Vice President—Manufacturing
Francis E. Wellock, Jr.	38	Executive Vice President—Finance and Chief Financial Officer

THEODORE A. SCHWARTZ served as President of the Company from May 5, 1988 to May 30, 1989 and from July 17, 1990 to January 15, 1991. From May 30, 1989 to January 31, 2003, Mr. Schwartz has served as Chairman of the Board of Directors and Chief Executive Officer of the Company. As of February 1, 2003, Mr. Schwartz relinquished his title as Chief Executive Officer of the Company, but continues to serve as Chairman of the Board. Mr. Schwartz holds a B.S. in Economics from the Wharton School of Business and spent 35 years in the investment field prior to joining the Company.

JOSEPH F. WEIDERMAN was Chief Financial Officer of the Company from January 1990 to January 1991, and was elected President of the Company on January 15, 1991. As of February 1, 2003, Mr. Weiderman was appointed Chief Executive Officer of the Company. He also serves as Secretary and Treasurer of the Company. Mr. Weiderman holds a Bachelor of Science Degree in Accounting and a Master of Business Administration Degree in Finance from LaSalle University. Prior to his joining the Company, Mr. Weiderman had served for over fourteen years as the Chief Financial Officer of Harry Levin, Inc., a multi-store retailer.

PAUL L. SPIESE, III joined Berger Bros as Plant Manager in 1985 and was named Vice President—Manufacturing of the Company in July 1990. Mr. Spiese was elected Executive Vice President on June 19, 2002. Previously, he was employed by Hurst Performance, Inc. as a Plant Manager.

FRANCIS E. WELLOCK, JR., CPA, was hired as Controller of the Company on June 10, 1991 and was elected Vice President-Finance and Chief Financial Officer on August 19, 1996. Mr. Wellock was elected Executive Vice President on June 19, 2002. Mr. Wellock holds a Bachelor of Science Degree in Accounting from Saint Joseph’s University and a Masters in Taxation from Philadelphia College of Textiles and Science. Prior to joining the Company, Mr. Wellock worked for a public accounting firm.

PART II

Item 5.    Market for the Company’s Common Stock and Related Stockholder Matters

The Company’s Common Stock is traded in the over-the-counter market and is included for quotation on the Nasdaq SmallCap Market operated by the Nasdaq Stock Market, Inc. under the symbol “BGRH.”

The following table sets forth certain information with respect to the high and low bid prices of the Company’s Common Stock during 2002 and 2001. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	High	Low
2002

First Quarter	$6.26	$4.01
Second Quarter	6.14	4.30
Third Quarter	6.05	4.09
Fourth Quarter	5.91	2.48

2001

First Quarter	$2.25	$1.44
Second Quarter	2.96	1.57
Third Quarter	3.70	2.70
Fourth Quarter	4.10	3.15

At December 31, 2002, there were approximately 1,750 holders of record of shares of Common Stock.

Dividend Policy

The Company has not paid any cash dividends on its Common Stock to date, and does not anticipate paying cash dividends in the foreseeable future. The terms of the Company’s current financing agreements limit its ability to pay dividends.

See also the information contained under the heading “Equity Compensation Plan Information” under Item 12 below.

Item 6.    Selected Financial Data

	Year Ended December 31,
Statement of Operations	2002	2001	2000	1999	1998
Net sales	$44,561,618	$51,128,096	$45,372,283	$39,522,427	$35,251,542
Cost of sales	36,048,666	38,926,409	36,096,580	32,229,480	28,887,785

Gross profit	8,512,952	12,201,687	9,275,703	7,292,947	6,363,757
Selling, administrative and general expenses	5,787,341	7,497,046	5,962,397	4,641,913	4,172,012

Income from operations	2,725,611	4,704,641	3,313,306	2,651,034	2,191,745
Interest expense	1,117,357	1,581,753	1,791,727	1,852,088	1,284,761
Other income	39,765	5,624	18,703	24,517	136,643

Income before income taxes (benefit) and preferred stock dividend	1,648,019	3,128,512	1,540,282	823,463	1,043,627
Income taxes (benefit)	710,168	1,376,545	677,903	441,666	(647,201)

Net income before preferred stock dividend	937,851	1,751,967	862,379	381,797	1,690,828
Preferred stock dividend	—	—	—	—	400,000

Net income available to Common shareholders	$937,851	$1,751,967	$862,379	$381,797	$1,290,828

EARNINGS PER COMMON SHARE:
Income before preferred stock dividend	$0.19	$0.33	$0.16	$0.07	$0.31
Preferred stock dividend	—	—	—	—	(0.07)

Basic earnings per common share	$0.19	$0.33	$0.16	$0.07	$0.24

Diluted earnings per common Share	$0.14	$0.28	$0.16	$0.07	$0.22

	December 31,
Balance Sheet	2002	2001	2000	1999	1998
Working capital	$3,287,711	$5,519,067	$4,881,678	$6,101,021	$7,233,735
Total assets	$33,203,088	$35,639,890	$38,928,711	$32,567,820	$34,587,204
Long-term debt, capital leases and redeemable stock	$11,261,015	$15,148,108	$18,940,883	$16,888,606	$15,060,307
Shareholders’ Equity	$14,258,371	$13,344,726	$11,832,639	$11,445,370	$15,361,725

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company’s results of operations for the year ended December 31, 2002 and 2001 represent the consolidated operations of Berger Holdings, Ltd. and its subsidiaries, Berger Financial Corporation (“BFC”), Berger Bros Company (“Berger Bros”), CopperCraft and Walker. The Company’s results of operations for the year ended December 31, 2000 represent the consolidated operations of Berger Holdings, Ltd. and its subsidiaries, BFC, Berger Bros, CopperCraft (beginning as of April 1, 2000) and Walker (beginning as of November 1, 2000).

Net sales decreased by 12.8% to $44,561,618 in 2002 from $51,128,096 in 2001 and increased by 12.7% in 2001 from $45,372,283 in 2000. The $6,566,478 decrease in sales in 2002 was primarily attributable to a mild winter, an extremely hot and dry summer, a soft economy and increased competition. For 2003, the Company expects to continue to experience the adverse impacts of competition and an uncertain economy. The Company’s management believes that the severe winter weather in the Northeast and Mid-Atlantic markets may positively impact second and third quarter revenues in 2003. The $5,755,813 increase in sales in 2001 was primarily attributable to a full year of sales from the CopperCraft and Walker Acquisitions, as well as growth within the existing business.

The Company’s gross profit, as a percentage of net sales, was 19.1% in 2002, 23.9% in 2001 and 20.4% in 2000. The decrease in gross profit percentage in 2002 was attributable to increases in aluminum and other raw material costs during the year and a reduction in sales prices on certain products due to increased competition. The increase in gross profit percentage in 2001 was attributable to the CopperCraft and Walker Acquisitions and a decline in raw material costs through the year, while the Company also continued to improve its product mix by selling a larger percentage of higher margin products.

Selling, administrative and general expenses, as a percentage of net sales, decreased to 13.0% in 2002 from 14.7% in 2001 and 13.1% in 2000. The decrease in expenses in 2002 was primarily the result of a reduction in ongoing operational expenses and the adoption of SFAS 142, which eliminated the amortization of goodwill of $630,634. The increase in selling, administrative and general expenses during 2001 was primarily due to the additional costs of the CopperCraft (12 months versus 9 months) and Walker (12 months versus 2 months) operations and additional operating expenses for Berger Bros.

Income from operations decreased 42.1%, or $1,979,030, to $2,725,611 in 2002 from $4,704,641 in 2001, while income from operations increased 42.0%, or $1,391,335, in 2001 from $3,313,306 in 2000. As a percentage of revenues, income from operations was 6.1%, 9.2% and 7.3% for 2002, 2001 and 2000, respectively. The decrease in 2002 was primarily due to the decrease in net sales referred to above, as well as increases in aluminum and other raw material costs and a reduction in sales prices on certain products. The increase in 2001 was primarily from the improved product mix generated by the CopperCraft and Walker Acquisitions and internal sales growth through the remaining operations.

Interest expense decreased to $1,117,357 in 2002 compared to $1,581,753 in 2001 and $1,791,727 in 2000. The Company’s interest expense decrease in 2002 and 2001 was primarily due to a reduction in outstanding debt through repayment with cash generated from operations and reduced borrowing rates during the last three years.

Income before income taxes decreased 47.3% to $1,648,019, or 3.7% of net sales, in 2002 compared to $3,128,512, or 6.1% of net sales, in 2001 and $1,540,282, or 3.4% of net sales, in 2000. This decrease in income before income taxes in 2002 was attributable to the aforementioned decrease in sales, along with rising raw material costs and reductions in sales prices on certain products. The increase in income before income taxes during 2001 was attributable to having the benefit of a full year of operations from both the CopperCraft and Walker Acquisitions, decreased interest expense and the Company’s ability to absorb fixed operating expenses from the growth of the remaining existing operations.

Management has determined that it is more likely than not that the deferred tax asset will be realized. At December 31, 2002, the Company has no remaining net operating loss carryforwards to reduce the actual cash paid for income taxes in future periods. The effective tax rate was 43%, 44% and 44% for 2002, 2001 and 2000, respectively (see Note 9 to the Consolidated Financial Statements). The effective tax rate decreased in 2002 due to the elimination of goodwill amortization in accordance with SFAS No. 142. A portion of the previous goodwill amortization was not deductible for income tax purposes as it related to stock acquisitions.

Net income decreased 46.5% to $937,851, or 2.1% of net sales, in 2002 as compared to $1,751,967, or 3.4% of net sales, in 2001 and $862,379, or 1.9% of net sales, in 2000. This decrease in net income during 2002 was attributable to the reduction in income from operations as described above, which was partially offset by a reduction in both interest expense and income taxes. The increase in net income in 2001 was primarily attributable to the CopperCraft and Walker Acquisitions, while the Company continued to improve the product mix of RDP lines.

Liquidity and Capital Resources

At December 31, 2002, the working capital of the Company was $3,287,711 (resulting in a ratio of current assets to current liabilities of 1.4 to 1), compared to $5,519,067 (1.8 to 1) at December 31, 2001. The decrease in working capital is primarily due to an increase in accounts payable as a result of the Company using its cash to pay down long-term debt obligations rather than trade payables and a reduction in accounts receivable due to the decrease in net sales.

At December 31, 2002, current liabilities totalled $7,392,085, consisting primarily of $5,189,230 of accounts payable and accrued expenses and $2,202,855 of current maturities of long-term debt. During 2002, total liabilities decreased $3,323,447 as compared to 2001, primarily due to the Company’s ability to pay down debt and other current liabilities with cash generated from operations.

At December 31, 2002, obligations to the Company’s current bank totaled $7,754,955 compared to obligations to its former bank of $9,233,022 at December 31, 2001. The decrease in 2002 was the result of the Company’s ability to pay down debt with cash generated from operations. Included in the obligations to the current bank of $7,754,955 is $2,000,000 incurred in connection with the repayment of a $2,500,000 11% Subordinated Debenture.

The Company finances its operations primarily from its business and the Company’s credit facility. Effective June 13, 2002, the Company replaced its credit facility from Fleet Bank, N.A., formerly Summit Bank, N.A., with a credit facility from Wachovia Bank, National Association. The working capital loan obtained from the bank provides $9,500,000 of financing for a three-year term, with the borrowings bearing interest at LIBOR plus 2.75 percent, not to exceed the bank’s prime rate. Interest is payable monthly. The Company also obtained a term loan from the bank, which provides $2,400,000 of financing, with the borrowings bearing interest at LIBOR plus 2.60 percent, not to exceed the bank’s prime rate. Monthly principal payments of approximately $29,000 are required. This term loan is due June 1, 2009. The Company also obtained an additional term loan from the bank on August 19, 2002, which provides $2,400,000 of financing, with the borrowings bearing interest at LIBOR plus 2.25 percent, not to exceed the bank’s prime rate. Monthly principal payments of $100,000 are required. This second term loan was used to redeem $2,500,000 of the Company’s 11% Subordinated Debenture. This second term loan is due August 1, 2004. LIBOR on December 31, 2002 was 1.38%. All of the Company’s loans with the bank are predicated upon certain financial covenants, which are monitored on a quarterly basis. The working capital loan and term loans are secured by all of the Company’s assets. On December 31, 2002, except for one ratio for which the Company received a waiver, the Company met all the financial covenants. The bank recently agreed to amend certain of these covenants beginning with the Company’s fiscal quarter ended March 31, 2003.

On January 31, 2003, the Company obtained a third term loan from the bank which provides for $750,000 of financing, with borrowings bearing interest at LIBOR plus 3.00 percent, not to exceed the bank’s prime rate. Monthly payments of $125,000 beginning on September 1, 2004 and ending on February 1, 2005 are required. The proceeds of this term note were used to paydown one-half of the principal balance of $1,500,000 of the

Company’s 10% Subordinated Debenture, which was originally due on December 31, 2003. Effective January 31, 2003, the maturity date for the $750,000 of remaining principal balance of the 10% Subordinated Debenture was extended to June 30, 2005 and the annual interest rate was increased to 12% for 2003, to 13% for 2004, and 14% for 2005.

Cash flow provided by operating activities for 2002 was $5,272,898, as compared to $4,137,294 for 2001. The cash provided by operating activities increased in 2002 primarily due to the increase in accounts payable, and decreases in accounts receivable, net income, deferred income taxes and depreciation and amortization. In both 2002 and 2001, the Company made a concerted effort to pay down debt from the cash provided by operations.

Net cash used in investing activities for 2002 was $984,313, compared to $700,803 in 2001. Net cash used in investing activities in both 2002 and 2001 was used to upgrade facilities and purchase new equipment. In 2000, net cash used in investing activities totaled $7,235,822, which was primarily the result of cash used to fund the CopperCraft and Walker Acquisitions and the purchase of new equipment.

Net cash used in financing activities was $4,534,229 for 2002 and $3,278,339 for 2001, as compared to $1,524,710 provided by financing activities in 2000. The cash used in financing activities in both 2002 and 2001 was primarily the result of the Company paying down debt and the repurchase of treasury stock, partially offset by the payment received in 2002 for stock subscribed. The change from 2001 to 2000 occurred as a result of the following during 2000: the Company’s financing approximately $6,000,000 for the CopperCraft and Walker Acquisitions, the Company’s using cash from operations to pay down approximately $2,700,000 of senior and subordinated debt, the Company using approximately $1,250,000 to repurchase shares of Common Stock and the payment on account of a repurchase obligation with respect to Common Stock issued in the Obdyke Acquisition. Approximately $252,000 of debt relief and other related payments was provided to officers of the Company during 2001, in accordance with operating income achievements established by the Board of Directors. This relief reduced stock subscribed by $193,666.

The operating cash flow anticipated from operations in 2003 and the availability of funds under the working capital loan is anticipated to be sufficient to cover the Company’s capital expenditures of approximately $500,000 and any other operating expenses for 2003.

The Company’s contractual obligations and commercial commitments over the next five years and beyond are as follows:

	Expected Cash Payments by Year (in thousands)
Contractual Commitments	2003	2004	2005	2006	2007 & Beyond	Total
Revolving credit	$—	$—	$3,526	$—	$—	$3,526
Long term debt	1,702	2,614	1,527	540	2,556	8,939
Capital lease obligations	501	268	180	32	18	999
Operating lease obligations	826	746	669	429	424	3,094

Total	$3,029	$3,628	$5,902	$1,001	$2,998	$16,558

The Company’s three-year credit facility expires in May 31, 2005. The credit agreement contains financial covenants related to tangible net worth, funded debt to EBITDA, and cash flow ratios. On December 31, 2002, except for one ratio for which the Company received a waiver, the Company met all the financial covenants.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s Consolidated Financial Statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the Notes to the Company’s Consolidated Financial Statements.

Significant Accounting Policies

The significant accounting policies of the Company are described in Note 2 to the Consolidated Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

Certain accounting estimates and assumptions are particularly sensitive because of their significance to the consolidated financial statements and possibility that future events affecting them may differ markedly. The accounting policies of the Company with respect to significant estimates and assumptions are described below. These accounting policies and significant estimates and assumptions have been discussed with the audit committee of the Company.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The allowance for doubtful accounts is adjusted according to the Company’s past experience from actual losses incurred and potential future losses that could occur. The Company also maintains credit insurance on various accounts to minimize its exposure to potential future losses.

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

Deferred Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those underlying temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, along with reasonable and prudent tax planning strategies and the expiration dates of carryforwards, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2002.

Forward-Looking and Cautionary Statements

Certain statements contained herein that include forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “plan” or “continue” or the negative thereof or other variations thereon are, or could be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are affected by known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to differ materially from the results, performance and achievements expressed or implied in the Company’s forward-looking statements. These risks, uncertainties and factors include competition by others with more resources than the Company and the cyclical nature of roofing repair. Certain factors that could cause the actual results, performance or achievement of the Company to differ materially from those contained in or implied by any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained herein, are as follows:

The Company may not be able to successfully compete in its industry and, as result, the Company’s level of sales and profits may fall.

The Company faces significant competition in connection with the products it provides. The level of competition has increased recently and is expected to continue at increasing levels in the future. There are many other companies engaged in the manufacture and distribution of roof drainage products, and many of these companies have greater financial and other business resources than those possessed by the Company. Further, other companies may enter the Company’s area of business in the future. If competition increases, especially with respect to the Company’s higher margin products, the Company’s sales and profits are likely to decline.

Increases in the price of raw materials may reduce the Company’s profits.

The prices of the raw materials the Company utilizes (for example, aluminum, steel, and copper) are subject to fluctuation. The Company may not be able to pass along any or all of these increases to its customers. As a result, increases in the price of raw materials may decrease the profit margin from sales of the Company’s products.

Downturns in the housing market and the home building and home improvement industry may reduce the level of the Company’s sales and profits.

Demand for the Company’s products is dependent upon the housing market and the home building and home improvement industry, which tend to be cyclical in nature and have experienced significant downturns in past years. Negative industry cycles in the future could decrease the Company’s sales and profits during those periods.

Seasons of extreme weather conditions may reduce the demand for the Company’s products.

Inclement winter weather and excessively hot and dry summer weather usually cause a reduction in the level of building activity in both the homebuilding and home improvement markets, which in turn may lead to reductions in the Company’s sales and profits. In addition, the absence of snow and other storms can also lessen the demand for the Company’s products by alleviating some of the consumer’s need to replace or repair the roofing products in which it sells.

Any future acquisitions may result in dilution and increased leverage and increased depreciation and amortization expense that may result in losses or reduced profits.

The Company may issue equity to finance any future acquisitions. This would dilute the proportionate ownership of the Company’s current shareholders and may reduce per share value. Acquisitions may also lead to increased levels of borrowing. This would result in increased interest expense, as well as limit the Company’s ability to borrow for internal growth. Acquisitions are also likely to increase the Company’s depreciation and amortization expense. These factors may lead the Company to incur losses or reduced profits in the future.

The Company’s attempts to expand its operations may not be successful, and may result in losses or reduced growth of the Company’s sales and profits.

The Company may seek to expand through acquisitions. However, the Company may not be able to expand or to identify targets for acquisitions on terms that are attractive to it. If the Company fails to expand its business, the Company’s sales may not maintain recent growth rates or may decline. Furthermore, the Company does not know whether its products will be sufficiently accepted to sustain the Company’s efforts to expand. As a result, if the Company is unsuccessful in this expansion, the Company’s profitability may decline or the Company may incur losses.

The Company’s failure to successfully integrate the operations of acquired businesses could diminish its overall profitability.

The process of incorporating newly acquired businesses into the Company’s current business can produce increases in expenses or reductions in sales. In some cases, the additional overhead associated with newly acquired operations may not be fully or immediately absorbed by the Company’s current operations. For example, in the first quarter of 2001, the Company reported a net loss that was partly attributable to increased selling, administrative and general expenses as a result of its recent acquisitions. In addition, customers that purchased products from the acquired business prior to the acquisition may not purchase products from the Company after the acquisition or may purchase a smaller amount of products. Accordingly, if the Company is unable to successfully integrate the operations of its recently acquired businesses or any subsequently acquired businesses with its current operations, the Company’s sales and profits may be reduced.

The inability to obtain additional financing may prevent the Company from expanding its current business or acquiring new business.

The Company may require additional debt and/or equity financing as a result of its expansion of its existing business or acquisition of new businesses if the Company’s current financing is not sufficient. Additional financing may not be available to the Company on advantageous terms or at all, if, for example, the interest rates were unattractive or the Company did not have sufficient collateral available to secure the desired increase in debt. Currently, all of the Company’s assets are being used to secure its outstanding debt, so unless the Company acquires unsecured assets or obtains a partial release from the Company’s secured creditor of its security interests, the Company would not have available to it any collateral to pledge to new debtors. Any equity financing would dilute the proportionate ownership of the Company’s current shareholders and may reduce the per share value.

The Company’s sales and profits may decline if it is unable to retain its key personnel.

The Company depends upon the efforts and skills of certain of its key senior executives. The Company’s top four executives, Theodore A. Schwartz, Chairman of the Board of Directors, Joseph F. Weiderman, Chief Executive Officer, Chief Operating Officer and President, Paul L. Spiese, III, Executive Vice President of Manufacturing, and Francis E. Wellock, Jr., Executive Vice President of Finance and Chief Financial Officer, have a combined 54 years of experience in the Company’s business. If the Company loses the services of one or more of these individuals, it may face difficulty replacing any one of them since few successors are available with similar levels of experience in the Company’s industry. Competition for senior management is intense, and the Company may not be successful in retaining these key personnel or in attracting and retaining other key personnel that it may require in the future. The Company’s inability to secure replacement personnel in key positions could lead to declining sales and profits through loss of current customers or vendors, through decline in the efficiency of the Company’s operations, or through lack of strategic leadership.

If the Company is unable to retain its customer base, the Company’s level of sales may fall.

All sales contracts between the Company and its customers represent a single transaction. As a result, the Company does not have long-term commitments from its customers. The Company’s current customers may not continue to purchase products from the Company or may not maintain or increase their level of purchases in the future. The Company’s sales will decline over time if it cannot retain or replace the demand from the Company’s current customers.

The Company does not currently pay dividends on the Common Stock and it does not expect to do so for the foreseeable future.

The Company expects to retain its future earnings, if any, for the operation and expansion of its business, and to pay no cash dividends for the foreseeable future. The terms of the Company’s current financing agreements limit its payment of dividends, and other agreements the Company enters into may contain terms that limit the amount of dividends it may pay or prohibit any payment of dividends.

Trading volume in the Common Stock has historically been limited.

There is a limited market for the Common Stock. There can be no assurance that a broader market for the Common Stock will develop. Selling shares of the Common Stock may be difficult because smaller quantities of shares are bought and sold and security analysts’ and the news media coverage about the Company is limited. These factors could result in lower prices and larger spreads in the bid and asked prices for the shares of Common Stock.

Anti-takeover provisions and its right to issue preferred stock could make a third-party acquisition of the Company difficult and limit the price paid for the Company’s shares.

The Company’s articles of incorporation provide that the board of directors may issue preferred stock without stockholder approval. In addition, the Company’s by-laws provide for a classified board, with each board member serving a three-year term. The board of directors has also adopted a stockholder rights plan, commonly referred to as a “poison pill.” The issuance of preferred stock, the existence of a classified board and the stockholder rights plan could make it more difficult for a third party to acquire the Company without the approval of the Board of Directors. They could also limit the price that certain investors might be willing to pay in the future for the Common Stock.

Item 7A.    Qualitative and Quantitative Disclosure

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment portfolio. The Company does not have any derivative financial instruments in its portfolio. The Company places its investments in instruments that meet high credit quality standards. The Company is adverse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk. As of December 31, 2002, the Company’s investments consisted of cash and money market funds. The Company does not expect any material loss with respect to its investment portfolio.

The Company’s financial instruments include debt instruments, which primarily consist of its lines of credit and variable rate term loans. The Company does not actively manage its interest rate risk because the impact of a 10% (approximately 90 basis points) increase in interest rates on its variable rate debt (using year-end debt balance and effective interest rates) would have a relatively nominal after-tax impact on the Company’s results of operations.

The Company has no derivative or off-balance sheet instruments.

Item 8.    Financial Statement and Supplementary Data

Attached at pages F-1 through F-20 are the Consolidated Financial Statements and Consolidated Financial Statement Schedule identified in Item 15 hereof.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Except as set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, this information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders for 2003, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year ended December 31, 2002, and is hereby incorporated by reference thereto.

Item 11.    Executive Compensation

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders for 2003, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year ended December 31, 2002, and is hereby incorporated by reference thereto.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders for 2003, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year ended December 31, 2002, and is hereby incorporated by reference thereto.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to shares of the Company’s Common Stock that may be issued under the Company’s equity compensation plans, including the Berger Holdings, Ltd. 1996 Stock Incentive Plan (the “1996 Plan”), the Berger Holdings, Ltd. 1990 Employee Stock Option Plan (the “1990 Plan”), and grants of options to purchase Common Stock not issued under any plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity Compensation plans approved by shareholders	732,125		$2.18	483,500	(1)
Equity Compensation Plans not approved by shareholders	2,049,497	(2)	$1.54	—	(3)

Total	2,781,622		$1.71	483,500	(1)(3)

(1)	The 483,500 shares remaining available for future issuance under the 1996 Plan may be issued in the form of stock options, restricted stock or stock appreciation rights.

(2)	Includes options issued under the 1990 Plan and the individual grants of options to officers and directors described below.

(3) No new grants of options may be made under the 1990 Plan.

The 1996 Plan

The 1996 Plan was approved by the shareholders of the Company on June 17, 1998, in connection with the amendment and restatement of the 1996 Plan, which was approved by the Company’s Board of Directors on December 15, 1997. The 1996 Plan provides for the grant of awards relating to or consisting of up to an aggregate of 1,300,000 share of Common Stock, typically in the form of a grant of options to purchase shares of Common Stock. No recipient may receive options relating to or consisting of more than an aggregate of 100,000 shares in any calendar year. The 1996 Plan also provides for the grant of share appreciation rights and the grant of restricted shares of Common Stock, although the Company does not presently contemplate the granting of either. All of the Company’s employees (including officers) and directors, and certain of its consultants and advisors, are eligible to receive awards under the 1996 Plan. In determining the eligible participants to whom awards may be granted under the 1996 Plan and the prices and times at which awards are granted, the Company’s Board of Directors, or its Compensation Committee as so delegated, has full and final authority and discretion. Options granted to employees may be either incentive stock options (“ISOs”), which satisfy the requirements of Section 422 of the Internal Revenue Code, or non-qualified options. Except for ISOs, which must be issued with an exercise price at or above the fair market value of the shares on the date of grant, options granted under the 1996 Plan may be issued with exercise prices at, above or below the fair market value of the shares at the time of grant. Pursuant to the terms of the 1996 Plan, the individual option document sets forth the terms of the recipient’s option, including the term during which an option may be exercised (generally ten years from the date of grant). Unless otherwise provided upon the grant of any option, in the event of a change of control of the Company, the Board or Directors (or Compensation Committee) may take whatever actions it deems necessary or desirable with respect to any of the options outstanding, which need not be treated identically. The Board of Directors may amend the 1996 Plan from time to time in such manner as it may deem advisable.

The 1990 Plan

The 1990 Plan has not been approved by the Company’s shareholders. All persons who were employed by the Company at December 31, 1990 were eligible to participate in the 1990 Plan. The 1990 Plan provides for the award of non-qualified stock options to purchase up to an aggregate of 66,666 shares of the Company’s Common Stock. No grants have been made under the 1990 Plan since 1990, except for amendments to outstanding options made in 1993. If an optionee’s employment terminates for any reason, options held by such employee are reallocated among the other participants in the 1990 Plan in accordance with their relative participation in the 1990 Plan at December 31, 1990. The options were initially exercisable for a term of five years, beginning January 1, 1993, and the exercise price of the options granted under the 1990 Plan was $3.00 per share. However, in 1993, the Company repriced the options to reduce the exercise price to $1.50 per share and extended the term of the options. All of the options granted under the 1990 Plan expire April 13, 2003 and after that date, the 1990 Plan will no longer be in effect. As of December 31, 2002, only 3,747 options to purchase Common Stock remained outstanding, which options were held by a total of 16 participants. The Board of Directors of the Company may at any time alter, suspend or terminate the 1990 Plan, but, except for changes in connection with a reorganization, recapitalization, liquidation, merger or consolidation of the Company, no change may be made which will have a material adverse effect upon any option previously granted unless the consent of the optionee is obtained.

Individual Grants to Officers and Directors

Prior to the amendment of the 1996 Plan to include grants to officers and directors of the Company, grants of options to purchase shares of Common Stock were made by the Company’s Board of Directors to its executive officers and directors in recognition of their service as such, on an individual basis, without shareholder approval. The grants of options were made on June 1, 1990, June 26, 1991, July 21, 1993, May 1, 1995 and August 16, 1996 to the following executive officers and directors of the Company then serving: Theodore A. Schwartz,

Joseph F. Weiderman, Paul L. Spiese, III, Francis E. Wellock, Jr., Dr. Irving Kraut (deceased), Dr. Jacob I. Haft, Larry Falcon, and Jeffrey Schocket (retired). As of December 31, 2002, options to purchase an aggregate of 2,045,750 shares of Common Stock were outstanding as a result of these grants. All of the options are exercisable for a term of ten years from the date of grant, at exercise prices ranging from $1.50 to $1.59 per share. The options vested between 1993 and 2000, and were subject to accelerated vesting in the event of a change of control of the Company. The option document representing these options provides the optionees with certain registration rights from the Company with respect to the resale of the shares of Common Stock underlying the options. The options are non-transferable during the lifetime of the optionee, unless transferred to a family member, and are exercisable by the optionee’s legal representative in the event such optionee dies during the term of exercise.

Item 13.    Certain Relationships and Related Transactions

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders for 2003, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year ended December 31, 2002, and is hereby incorporated by reference thereto.

Item 14.    Controls and Procedures

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report (the “Evaluation Date”), the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)). Based on that evaluation, these officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1.	Financial statements—attached at pages F-1 through F-20 are the Consolidated Financial Statements and Consolidated Financial Schedule set forth below, which are incorporated by reference in Item 8:

2.	Financial statement schedule—The following Consolidated Financial Statement Schedule is included herein:

SCHEDULE II

BERGER HOLDINGS, LTD.

VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Cost and Expense	Deductions(1)	Balance at End of Period
2002 Accounts Receivable- Allowance for doubtful accounts	$97,000	$4,216	$71,216	$30,000
2001 Accounts Receivable- Allowance for doubtful accounts	$30,000	$153,895	$86,895	$97,000
2000 Accounts Receivable- Allowance for doubtful accounts	$30,000	$15,000	$15,000	$30,000

(1)	Write off of uncollectible accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are included in the Consolidated Financial Statements or the notes thereto and therefore have been omitted.

Independent Auditors’ Report on Financial Statement Schedule

The Shareholders and Board of Directors

Berger Holdings, Ltd.

Under date of March 26, 2003, we reported on the consolidated balance sheets of Berger Holdings, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2002, as listed in the accompanying index (item 15). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/S/    KPMG LLP

Philadelphia, Pennsylvania

March 26, 2003

3.	Exhibits

Exhibit Number	Title	Method of Filing
3(a)	Articles of Incorporation and Bylaws	Incorporated by reference to Exhibit 3 of the Registration Statement on on Form S-8 filed February 15, 1983 (File No. 2-81851-W)
3(b)	Articles of Amendment dated November 29, 1989	Incorporated by reference to Exhibit 3(b) of the Annual Report on Form 10-K for the year ended December 31, 1989
3(c)	Articles of Amendment effective July 30, 1990	Incorporated by reference to Exhibit 3(c) to Amendment No. 1 to the Registration Statement on Form S-1 filed on October 15, 1990 (File No. 33-35898)
3(d)	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3(d) of the Registration Statement on Form S-1 filed June 16, 1993 (File No. 33-64468)
3(e)	Articles of Amendment dated July 22, 1993	Incorporated by reference to Exhibit 3(e) of the Annual Report on Form 10-K for the year ended December 31, 1993
3(f)	Articles of Amendment dated December 29, 1997	Incorporated by reference to Exhibit 3(f) of the Annual Report on Form 10-K for the year ended December 31, 1997
10(a)	Stock Purchase Agreement dated as of February 7, 1997 between Berger Holdings, Ltd. and Roger M. Cline	Incorporated by reference to Exhibit 2.1 of the Company’s 8-K filed on February 20, 1997
10(b)	Amendment to Stock Purchase Agreement dated as of February 7, 1997 between Berger Holdings, Ltd. and Roger M. Cline	Incorporated by reference to Exhibit 2.2 of the Company’s 8-K filed on February 20, 1997

Exhibit Number	Title	Method of Filing
10(c)	Asset Purchase Agreement dated as of December 3, 1997 among Berger Holdings, Ltd., Benjamin Obdyke Incorporated and its shareholders	Incorporated by reference to Exhibit 2.1 of the Company’s 8-K filed on January 20, 1998
10(d)	Exchange Agreement dated January 12, 2001 between Berger Holdings, Ltd.and Argosy Investment Partners, L.P.	Incorporated by reference to Exhibit 10 to the amended Schedule 13D filed by Argosy Investment Partners, L.P. on February 7, 2001
10(e)*	Employment Agreement between Berger Holdings, Ltd. and Theodore Schwartz dated as of January 1, 2001	Incorporated by reference to Exhibit 10(j) to the Company’s Annual Report for the period ended December 31, 2000
10(f)*	Employment Agreement between Berger Holdings, Ltd. and Joseph F. Weiderman dated as of January 1, 2001	Incorporated by reference to Exhibit 10(k) to the Company’s Annual Report for the period ended December 31, 2000
10(g)*	Employment Agreement between Berger Holdings, Ltd. and Paul L. Spiese, III dated as of January 1, 2001	Incorporated by reference to Exhibit 10(l) to the Company’s Annual Report for the period ended December 31, 2000
10(h)*	Employment Agreement between Berger Holdings, Ltd. and Francis E. Wellock dated as of January 1, 2001	Incorporated by reference to Exhibit 10(m) to the Company’s Annual Report for the period ended December 31, 2000
10(i)*

Form of Change of Control Agreement dated as of January 1, 2001 between Berger Holdings, Ltd. and each of Theodore A. Schwartz, Joseph F. Weiderman, Paul L. Spiese, III, Francis E. Wellock, Denise C. Ashby, Richard Falconio, David Stewart, and Gregory J. Weiderman

Incorporated by reference to Exhibit 10(n) to the Company’s Annual Report for the period ended December 31, 2000
10(j)*	Berger Holdings, Ltd. 1996 Stock Incentive Plan (amended at June 17, 1998 meeting of the Company’s shareholders)	Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 filed April 10, 1997
10(k)

Loan and Security Agreement, dated June 13, 2002, among Berger Holdings, Ltd., Berger Financial Corp., Berger Bros Company, Copper Craft, Inc., Walker Metal Products, Inc. and Wachovia Bank, National Association (“Loan Agreement”)

Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report for the period ended June 30, 2002
10(l)	Amendment and Modification to Loan Agreement, dated August 19, 2002	Incorporated by reference to Exhibit 10 to the Company’s Quarterly Report for the period ended September 30, 2002
10(m)	Second Amendment and Modification to Loan Agreement, dated as of January 31, 2003	Filed Herewith
10(n)	Modification Agreement, dated as of January 31, 2003, among Berger Holdings, Ltd. and Argosy Investment Partners, L.P.	Filed Herewith
10(o)*	Berger Holdings, Ltd. 1990 Employee Stock Option Plan	Filed Herewith
10(p)*	Form of Stock Option Agreement for certain grants of options to officers and directors, including schedule of omitted information	Filed Herewith
21	List of Subsidiaries of the Company	Filed Herewith
23	Consent of KPMG LLP	Filed Herewith

Exhibit Number	Title	Method of Filing
99.1	Statement of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350	Filed Herewith
99.2	Statement of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350	Filed Herewith

* This exhibit is a management contract or compensatory plan or arrangement.

All other exhibits for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(b) Reports	on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March, 2003.

BERGER HOLDINGS, LTD.

By:	/S/ JOSEPH F. WEIDERMAN
Joseph F. Weiderman Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ THEODORE A. SCHWARTZ Theodore A. Schwartz	Chairman of the Board of Directors	March 26, 2003

/S/ JOSEPH F. WEIDERMAN Joseph F. Weiderman	Chief Executive Officer, Chief Operating Officer, President, Secretary, Treasurer and Director	March 26, 2003

/S/ PAUL L. SPIESE, III Paul L. Spiese, III	Executive Vice President—Manufacturing and Director	March 26, 2003

/S/ LARRY FALCON Larry Falcon	Director	March 26, 2003

/S/ JACOB I. HAFT Jacob I. Haft, M.D.	Director	March 26, 2003

/S/ JON M. KRAUT Jon M. Kraut, D.M.D.	Director	March 26, 2003

/S/ JAY SEID Jay Seid	Director	March 26, 2003

/S/ JOHN PAUL KIRWIN, III John Paul Kirwin, III	Director	March 26, 2003

/S/ FRANCIS E. WELLOCK, JR. Francis E. Wellock, Jr.	Executive Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2003

CERTIFICATION

I, Joseph F. Weiderman, certify that:

1.	I have reviewed this annual report on Form 10-K of Berger Holdings, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ JOSEPH F. WEIDERMAN
Joseph F. Weiderman Chief Executive Officer

CERTIFICATION

I, Francis E. Wellock, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of Berger Holdings, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

By:	/s/ FRANCIS E. WELLOCK, JR.
Francis E. Wellock, Jr. Chief Financial Officer

Independent Auditors’ Report

The Shareholders and Board of Directors

Berger Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Berger Holdings, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berger Holdings, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    KPMG LLP

Philadelphia, Pennsylvania

March 26, 2003

BERGER HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

	December 31
	2002	2001
ASSETS
Current assets
Cash and cash equivalents	$219,420	$465,064
Accounts receivable, net of allowance for doubtful accounts of $30,000 in 2002 and $97,000 in 2001	3,316,581	4,502,631
Inventories	6,487,026	6,496,091
Prepaid and other current assets	605,688	577,451
Deferred income taxes	51,081	398,090

Total current assets	10,679,796	12,439,327
Property, plant and equipment, net	9,322,776	10,082,728
Identifiable intangible assets, net	2,580,974	2,759,089
Goodwill, net	10,087,476	10,165,850
Other	559,066	192,896

	$33,230,088	$35,639,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,202,855	$2,825,785
Accounts payable	3,162,362	1,705,751
Accrued expenses	2,026,868	2,388,724

Total current liabilities	7,392,085	6,920,260

Long-term debt	11,261,015	15,148,108

Deferred income taxes	318,617	226,796

Commitments and contingencies (Note 14)	—	—
Shareholders' equity
Common stock, $.01 par value, Authorized 20,000,000 shares in 2002 and 2001, Issued 5,993,513 and 5,989,736 shares in 2002 and 2001, Outstanding 5,024,888 and 5,087,261 shares in 2002 and 2001	59,935	59,897
Additional paid-in capital	18,196,054	18,187,726
Accumulated deficit	(1,388,992)	(2,326,843)
Less common stock subscribed	—	(289,250)
Less 968,625 and 902,475 common shares of treasury stock in 2002 and 2001, respectively, at cost	(2,608,626)	(2,286,804)

Total shareholders' equity	14,258,371	13,344,726

	$33,230,088	$35,639,890

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2002	2001	2000
Net sales	$44,561,618	$51,128,096	$45,372,283
Cost of sales	36,048,666	38,926,409	36,096,580

Gross profit	8,512,952	12,201,687	9,275,703
Selling, administrative and general expenses	5,787,341	7,497,046	5,962,397

Income from operations	2,725,611	4,704,641	3,313,306
Interest expense	1,117,357	1,581,753	1,791,727
Other income, net	39,765	5,624	18,703

Income before income taxes	1,648,019	3,128,512	1,540,282
Income taxes	710,168	1,376,545	677,903

Net income	$937,851	$1,751,967	$862,379

Basic earnings per share	$0.19	$0.33	$0.16

Diluted earnings per share	$0.14	$0.28	$0.16

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Common Stock Subscribed		Treasury Stock
	Number of Shares	Amount			Number of Shares	Amount	Number of Shares	Amount
Balance, December 31, 1999	5,489,736	$54,897	$17,168,980	$(4,941,189)	347,500	$(482,916)	124,400	$(354,402)
Common shares issued	250,000	2,500	521,246	—	—	—	—	—
Net income	—	—	—	862,379	—	—	—	—
Purchase of common shares for treasury, at cost	—	—	—	—	—	—	487,400	(998,856)

Balance, December 31, 2000	5,739,736	57,397	17,690,226	(4,078,810)	347,500	(482,916)	611,800	(1,353,258)
Common shares issued	250,000	2,500	497,500	—	—	—	—	—
Forgiveness of loans on stock subscribed	—	—	—	—	(154,666)	193,666	—	—
Net income	—	—	—	1,751,967	—	—	—	—
Purchase of common shares for treasury, at cost	—	—	—	—	—	—	290,675	(933,546)
Balance, December 31, 2001	5,989,736	59,897	18,187,726	(2,326,843)	192,834	(289,250)	902,475	(2,286,804)

Common shares issued	3,777	38	8,328	—	—	—	—	—
Repayment of common stock subscription	—	—	—	—	(192,834)	289,250	—	—
Net income	—	—	—	937,851	—	—	—	—
Purchase of common shares for treasury, at cost	—	—	—	—	—	—	66,150	(321,822)

Balance, December 31, 2002	5,993,513	$59,935	$18,196,054	$(1,388,992)	—	$—	968,625	$(2,608,626)

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2002	2001	2000
Cash flows from operating activities
Net income	$937,851	$1,751,967	$862,379
Adjustments to reconcile net income to net cash provided by operating activities
Deferred income taxes	438,830	1,071,343	568,542
Depreciation and amortization	2,272,735	2,667,659	2,436,741
Bad debt provision	4,216	153,895	15,000
Charge for forgiveness of loans for stock subscribed	—	193,666	—
Change in operating assets and liabilities, excluding acquisitions
Accounts receivable	1,181,834	15,377	(313,629)
Inventories	9,065	498,457	(450,230)
Other current and long-term assets	(666,388)	(32,160)	(174,849)
Accounts payable	1,456,611	(2,434,749)	2,481,885
Accrued expenses	(361,856)	251,839	485,069

Net cash provided by operating activities	5,272,898	4,137,294	5,910,908

Cash flows from investing activities
Acquisition of companies, net of cash acquired	—	—	(6,001,584)
Purchase of property and equipment	(418,576)	(700,803)	(1,234,238)

Net cash used in investing activities	(418,576)	(700,803)	(7,235,822)

Cash flows from financing activities
Net (repayments) proceeds from working capital line	(3,347,557)	(161,047)	1,953,401
Net proceeds (repayments) from term loans	1,869,490	(1,702,376)	(556,546)
Net (repayments) proceeds from long-term debt	(3,012,500)	56,585	1,996,915
Loan and mortgage repayments	(585,193)	(537,955)	(643,950)
Proceeds from issuance of stock and stock options	8,366	—	—
Net payment for redeemable common stock	—	—	(226,254)
Repayment of common stock subscription	289,250	—	—
Repurchase of common stock	(321,822)	(933,546)	(998,856)

Net cash provided by (used in) financing activities	(5,099,966)	(3,278,339)	1,524,710

Net increase (decrease) in cash and cash equivalents	(245,644)	158,152	199,796
Cash and cash equivalents, beginning of year	465,064	306,912	107,116

Cash and cash equivalents, end of year	$219,420	$465,064	$306,912

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,145,341	$1,581,753	$1,791,727

Cash paid for taxes	$323,875	$113,738	$54,000

Capital leases	$565,737	$61,585	$700,288

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.    Business Organization

The Company operates primarily from four manufacturing facilities located in Feasterville, PA, Ivyland, PA, Keller, TX and Atlanta, GA. The Company operates one business segment producing roof drainage and ancillary products. The Company primarily sells to wholesale building product distributors throughout the United States and its territories. The building products industry is seasonal, particularly in the Northeast/Mid-Atlantic region of the United States, where inclement weather during the winter months usually reduces the level of building activity in both the home-building and home improvement markets. Typically, the Company’s sales volume is lowest during the months of December, January and February.

2.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Berger Financial Corporation, Berger Bros Company, Copper Craft, Inc. and Walker Metal Products, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid instruments with original maturities of three months or less. Cash equivalents at December 31, 2002 consist of cash on hand, money market accounts and a certificate of deposit.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average method.

Property and Equipment

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption. To accomplish this, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company has only one reporting unit and the fair value of the reporting unit was required to be compared to the carrying amount of the reporting unit within six months of January 1, 2002. To the extent the carrying amount of a reporting unit exceeded the fair value of the reporting unit, the Company would be required to perform the second step of the transitional impairment test, as this is an indication that the reporting unit goodwill may be impaired. The second step was not required.

Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 15 to 25 years, and assessed for recoverability by determining whether the goodwill balance could be recovered through undiscounted future operating cash flows of the acquired operation. All other intangible assets, which consist of patents, noncompete agreements, strategic markets and acquired costumer lists, were amortized on a straight-line basis over 5 to 15 years. The amount of goodwill and other intangible asset impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

Revenue Recognition

The Company records revenues when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed and determinable.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings.

Segment Disclosures

The Company has one operating segment. This one operating segment is engaged in the production of aluminum, galvanized steel, painted steel and copper roof drainage and specialty metal architectural products. The segment disclosure is consistent with the management decision-making process that determines the allocation of resources and the measurement of performance.

Management’s Judgments and Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

SFAS No. 144 provides a single accounting model for long-lived assets to be disposed. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s Consolidated Financial Statements.

In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s Consolidated Financial Statements. The disclosure requirements are effective for consolidated financial statements of interim or annual periods ending after December 15, 2002. At December 31, 2002, the Company was not a guarantor requiring disclosure in the Notes to these Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in these Notes to the Consolidated Financial Statements.

Stock Options

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Year Ended December 31
	2002	2001	2000
Net income, as reported	$937,851	$1,751,967	$862,379
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	(39,091)	(691,335)

Pro forma net income	$937,851	$1,712,876	$171,044

Earnings per share:
Basic-as reported	$.19	$.33	$.16

Basic-pro forma	$.19	$.32	$.03

Diluted-as reported	$.14	$.28	$.16

Diluted-pro forma	$.14	$.27	$.03

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year ended December 31
	2002	2001	2000
Risk-free interest rate	3.83%	5.07%	5.12%
Volatility	112%	72%	121%
Expected dividend yield	0%	0%	0%
Expected option life	10 years	10 years	10 years

3.    Business Combinations

On October 31, 2000, the Company purchased all of the outstanding shares of the common stock of Walker Metal Products, Inc., a Georgia corporation (Walker). As consideration, the Company paid $4,176,537, consisting of $3,000,000 in cash, a note payable of $800,000 and assumed liabilities of $376,537. The Company utilized funds obtained from its credit facility to acquire Walker. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) was being amortized on a straight-line basis generally over 20 years prior to the adoption of SFAS No. 142 (see Note 6).

On March 31, 2000, the Company purchased all of the outstanding shares of the common stock of Copper Craft, Inc., a Texas corporation (CopperCraft). As consideration, the Company paid $2,642,410, consisting of $1,740,822 in cash, a note payable of $512,500 and assumed liabilities of $389,088. The Company utilized funds obtained from its credit facility to acquire CopperCraft. The acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) was being amortized on a straight-line basis generally over 20 years prior to the adoption of SFAS No. 142 (see Note 6).

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year Ended December 31, 2000
Net Sales	$50,300,662

Net Income	$941,546

Earnings Per Share
Basic	$.18

Diluted	$.18

4.    Inventories

As of December 31, 2002 and 2001, inventories consist of the following:

	2002	2001
Raw materials	$3,724,147	$3,527,911
Finished goods	2,678,462	2,862,205
Packaging materials and supplies	84,417	105,975

	$6,487,026	$6,496,091

5.    Property and Equipment

As of December 31, 2002 and 2001, property and equipment consist of the following:

	2002	2001
Land	$485,000	$485,000
Building	5,497,197	5,497,197
Machinery	8,549,944	8,094,556
Furniture and fixtures	1,971,416	1,811,825
Trucks and autos	1,262,685	1,123,340
Dies	1,403,001	1,299,184
Leasehold improvements	2,209,797	2,153,645

	21,379,040	20,464,747
Less accumulated depreciation	12,056,264	10,382,019

	$9,322,776	$10,082,728

Total cost of machinery under capital leases included above as of December 31, 2002 and 2001 was $2,022,065 and $1,548,270, respectively. Accumulated depreciation for machinery under capital leases as of December 31, 2002 and 2001 was $1,039,700 and $853,389, respectively.

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense for the year ended December 31, 2002, 2001 and 2000 was $1,744,265, $1,686,058 and $1,620,504, respectively.

6.    Goodwill and Other Intangible Assets

For the year ended December 31, other intangible assets consist of the following:

	2002
	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net book Value
Amortizable intangible assets:
Patents, customer lists, etc., net	10 years	$1,727,214	$602,917	$1,124,297
Non-compete agreements, net	15 years	1,350,000	459,524	890,476
Capitalized acquisition costs, net	14 years	934,684	368,483	566,201

Total		$4,011,898	$1,430,924	$2,580,974

	2001
	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net book Value
Amortizable intangible assets:
Patents, customer lists, etc., net	10 years	$1,721,175	$482,654	$1,238,521
Non-compete agreements, net	15 years	1,350,000	369,048	980,952
Capitalized acquisition costs, net	15 years	822,582	282,966	539,616

Total		$3,893,757	$1,134,668	$2,759,089

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets for the year ended December 31, 2002, 2001 and 2000 was $296,256, $274,047 and $293,476, respectively. Estimated amortization expense for amortizable intangible assets for the next five years is: $295,000 in 2003 and 2004, $275,000 in 2005, $255,000 in 2006 and $255,000 in 2007.

The Company has ceased amortizing goodwill pursuant to SFAS 142. As of December 31, 2002, the Company has unamortized goodwill of $10,087,476. The Company assesses the recoverability of goodwill by determining whether the goodwill balance can be recovered through projected undiscounted future cash flows. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds or fair value of the asset, where appropriate. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved. Amortization expense relating to goodwill was $630,634 and $503,521 for 2001 and 2000, respectively. In 2002, management made a decision to discontinue the offering of certain products. These product lines were sold to a third party and, accordingly, the remaining unamortized goodwill of $78,374 was charged to expense.

The following table adjusts the operating results for the year ended December 31, 2001 and 2000 to compare it to 2002.

	Year Ended December 31,
	2002	2001	2000
Net income	$937,851	$1,751,967	$862,379
Add: Goodwill amortization, net of taxes	—	353,155	281,972

Adjusted net income	$937,851	$2,105,122	$1,144,351

Basic earnings per share:
Net income	$.19	$.33	$.16
Goodwill amortization, net of taxes	.00	.07	.05

Adjusted net income	$.19	$.40	$.21

Diluted earnings per share:
Net income	$.14	$.28	$.16
Goodwill amortization, net of taxes	.00	.05	.04

Adjusted net income	$.14	$.33	$.20

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Long-Term Debt

As of December 31, 2002 and 2001, long-term debt consists of the following:

	2002	2001
$9,500,000 revolving line-of-credit expiring on May 31, 2005. Interest is due monthly at LIBOR plus 2.75%, not to exceed prime (LIBOR was 1.38% as of December 31, 2002). The maximum borrowing is based on certain financial covenants. All assets collateralize this revolving line-of-credit.	$3,526,384	$—
$12,000,000 revolving line-of-credit, replaced in June 2002 with the $9,500,000 revolving line-of-credit facility.	—	6,873,941
10.0% subordinated debenture, due December 31, 2003, interest is payable quarterly through maturity (see Note 13).	1,500,000	1,500,000
11.0% subordinated debenture, repaid in 2002.	—	2,500,000
Mortgage note payable, principal and interest (7.25%) due in monthly payments of approximately $27,400 through June 1, 2008, with a balloon payment of $1,374,837 due then.	2,410,774	2,558,748
Term loan, payable in 84 monthly installments of $28,571 plus interest at LIBOR plus 2.6% through June 1, 2009. All assets collateralize this term loan.	2,228,571	—
Term loan, payable in 24 monthly installments of $100,000 plus interest at LIBOR plus 2.25% through August 1, 2004. All assets collateralized this term loan.	2,000,000	—
Term loans, repaid in 2002.	—	2,359,082
Capital leases, due in monthly installments of approximately $51,022, through 2007; collateralized by certain equipment.	998,141	869,622
Note payable to previous owner in connection with an acquisition of assets, repaid in 2002.	—	512,500
Note payable to previous owner in connection with an acquisition of assets, due on October 31, 2004, plus quarterly installments of interest at 7.0%.	800,000	800,000

	13,463,870	17,973,893
Less current maturities	2,202,855	2,825,785

	$11,261,015	$15,148,108

Scheduled annual maturities of long-term debt, including capital lease obligations, as of December 31, 2002 are as follows:

Year Ending December 31
2003	$2,202,855
2004	2,881,460
2005	5,233,326
2006	572,607
2007	572,404
2008 and thereafter	2,001,218

$13,463,870

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective June 13, 2002, the Company replaced its $12,000,000 credit facility with a credit facility from another bank. The working capital facility obtained from the bank provides $9,500,000 of financing for a three year term, with the borrowings bearing interest at LIBOR plus 2.75 percent, not to exceed the bank’s prime rate. Interest is payable monthly. In addition, the Company obtained a term loan from the bank, which provides $2,400,000 of financing. The borrowings bear interest at LIBOR plus 2.60 percent, not to exceed the bank’s prime rate, with monthly principal payments of approximately $29,000. This term loan is due June 1, 2009. The Company obtained an additional term loan from the bank on August 19, 2002, which provides $2,400,000 of financing. The borrowings bear interest at LIBOR plus 2.25 percent, not to exceed the bank’s prime rate, with monthly principal payments of $100,000. This second term loan was used to redeem the Company’s 11% Subordinated Debenture of $2,500,000. This second term loan is due August 1, 2004. The working capital loan and term loans are secured by all of the Company’s assets. All of the Company’s loans with the bank are predicated upon certain financial covenants, which will be monitored on a quarterly basis. On December 31, 2002, except for one ratio for which the Company received a waiver, the Company met all financial covenants.

On January 31, 2003, the Company obtained a third term loan from the bank, which provides for $750,000 of financing. The borrowings bear interest at LIBOR plus 3.00 percent, not to exceed the bank’s prime rate. Monthly payments of $125,000 beginning on September 1, 2004 and ending on February 1, 2005 are required. The proceeds of this term note were used to paydown one-half of the principal balance of $1,500,000 of the Company’s 10% Subordinated Debenture, which was originally due on December 31, 2003. Effective January 31, 2003, the maturity date for the $750,000 balance of the 10% Subordinated Debenture was extended to June 30, 2005 and the annual interest rate was increased to 12% for 2003, to 13% for 2004, and 14% for 2005.

8.    Accrued Expenses

As of December 31, 2002 and 2001, accrued expenses consist of the following:

	2002	2001
Payroll and related expenses	$395,256	$336,651
Other accrued expenses	1,631,612	2,052,073

Total accrued expenses	$2,026,868	$2,388,724

9.    Income Taxes

Income taxes are as follows:

	Year Ended December 31
	2002	2001	2000
Current federal tax expense	$171,366	$62,652	$32,000
Current state tax expense	99,972	226,273	77,361
Deferred tax expense	438,830	1,087,620	568,542

Total income taxes	$710,168	$1,376,545	$677,903

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant differences between taxes computed at the federal statutory rate and the provision for income taxes are as follows:

	Year Ended December 31,
	2002	2001	2000
Taxes at U.S. Federal statutory rate	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	5.04%	7.23%	5.40%
Other, net	1.77%	(1.72%)	(0.87%)
Permanent differences	2.19%	4.49%	5.48%

	43.00%	44.00%	44.01%

The sources of temporary differences and the tax effect of each are as follows:

	December 31,
	2002	2001
Inventory reserves	$19,320	$17,250
Net operating loss carryforwards	—	329,129
Depreciation	154,560	(146,615)
Goodwill / intangibles	(489,611)	(224,420)
AMT credit carryforward	—	144,239
Other	48,195	51,711

Total net deferred tax (liability) asset	$(267,536)	$171,294

The net deferred tax (liability) asset has been recognized on the balance sheet as follows:

	December 31,
	2002	2001
Current deferred tax asset	$51,081	$398,090
Noncurrent deferred tax liability	(318,617)	(226,796)

Net deferred tax (liability) asset	$(267,536)	$171,294

10.    Common Stock Subject to Repurchase Agreements

In 1998, the Company issued 125,000 shares of common stock valued at $500,000 in connection with the acquisition of the roof drainage manufacturing segment of Benjamin Obdyke Incorporated. In conjunction with the transaction, the Company entered into a repurchase agreement whereby the holder of the common stock had the option to require the Company to repurchase the stock at $4.00 per share. These shares were classified as redeemable common stock in the consolidated financial statements. On January 21, 2000, the holder of the common stock exercised its option to receive cash proceeds of $500,000. The holder sold the 125,000 shares of common stock at $2.25 per share to an unrelated third party and the remaining $226,254, including transfer fees of $7,504, was paid by the Company.

On December 20, 2000, the purchaser of the common stock subject to redemption rights exercised such rights, and the Company purchased the 125,000 shares of common stock at $2.00 per share.

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Earnings Per Share

Basic and diluted earnings per share are as follows:

	2002	2001	2000
Basic earnings per share
Net income available to common shareholders	$937,851	$1,751,967	$862,379

Weighted average common shares outstanding	5,038,450	5,271,971	5,364,497

Basic earnings per share	$0.19	$0.33	$0.16

Diluted earnings per share
Net income	$937,851	$1,751,967	$862,379
Add back interest expense, net of tax effect, on dilutive shares	—	1,143	189,000

Diluted Net Income	$937,851	$1,753,110	$1,051,379

Weighted average common shares outstanding	5,038,450	5,271,971	5,364,497
Add: effect of vested and non-vested dilutive securities	1,823,847	1,085,907	597,311
Add: effect of convertible debt shares	—	11,604	794,118

	6,862,297	6,369,482	6,755,926

Diluted earnings per share	$0.14	$0.28	$0.16

Stock equivalents which were exercisable at prices greater than the average market price of the common shares during the year have been excluded from the computation since the effect would be anti-dilutive. There were no such stock equivalents in 2002 and there were 118,450 and 307,600 stock equivalents in 2001 and 2000, respectively, that were excluded from the computation of diluted earnings per share for this reason.

12.    Stock Options

The Company may grant stock options to key executives, directors, management personnel, other employees and consultants under its stock option plan and under various grants made outside the plan. Grants of stock options for the periods indicated are as follows:

	2002	Wtd. Avg. Price	2001	Wtd. Avg. Price	2000	Wtd. Avg. Price
Outstanding as of beginning of year	2,807,508	$1.71	2,966,450	$1.78	2,375,350	$1.75
Options granted	—	$0.00	30,000	$2.95	645,000	$2.00
Options exercised or canceled	(25,886)	$2.25	(188,942)	$3.01	(53,900)	$2.64

Outstanding as of December 31	2,781,622	$1.71	2,807,508	$1.71	2,966,450	$1.78

Exercisable as of December 31	2,766,622	$1.70	2,487,508	$1.67	2,371,450	$1.73

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2002:

Range of Exercise Price	Number of Options Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$1.50-$2.99	2,703,047	6.41	$1.66	2,688,047	$1.59
$3.00-$3.50	78,575	6.40	$3.32	78,575	$3.32

	2,781,622			2,766,622

At December 31, 2002, there remains 483,500 shares available for grant under the Company’s option plan.

13.    Common Stock and Warrants

In January 1998, in connection with the purchase of certain Obdyke assets the Company issued 300,000 warrants at an exercise price of $4.25. In January 1998 and December 1997, the Company issued 40,000 shares of Series A Convertible Preferred Stock for $100 per share. These shares had a $100 per share liquidating preference. Effective as of January 1, 1999, the 40,000 shares of Series A Preferred Stock were exchanged for 10% Subordinated Convertible Debentures (the “10% Debentures”) due January 2, 2004. The 10% Debentures were convertible at any time into 23.53 common shares for each $100 of principal amount of the 10% Debentures outstanding on the conversion date, subject to specified anti-dilution adjustments. The 10% Debentures were pre-payable only when the Company’s common stock trades above $9.00 per share for 10 consecutive days. Simultaneously with the exchange of the Series A Preferred Stock, the Company extended the exercise date on the 300,000 common stock warrants from January 2, 2003 to December 31, 2003.

Effective September 30, 2000, the Company entered into an agreement pursuant to which: (a) one of the Company’s 10% Debentures in the principal amount of $2,500,000 was amended and restated to (i) increase the interest rate from 10% to 11%, (ii) delete the conversion provisions, and (iii) provide for a prepayment premium; (b) a stock purchase warrant for the purchase of 240,000 shares of the Company’s common stock held was canceled; and (c) 125,000 unregistered shares of the Company’s common stock were issued to the holder of the debenture. On December 20, 2000, after the holder of the 125,000 shares exercised its right to require the Company to purchase those shares, the Company purchased all 125,000 shares at $2.00 per share.

Effective January 12, 2001, the Company entered into an agreement pursuant to which the holder surrendered the Company’s 12.25% Subordinated Debenture in the principal amount of $500,000 and was issued 250,000 shares of the Company’s common stock. The holder also surrendered a warrant for the purchase of 60,000 shares of the Company’s common stock and agreed to the amendment and restatement of the Company’s other 10% Debenture in the principal amount of $1,500,000, to delete the conversion provisions.

Effective February 7, 2001, the Company purchased from four individuals certain options for the purchase of an aggregate of 100,000 shares of the Company’s common stock at exercise prices ranging from $3.25 to $4.65 per share. The purchase price paid by the Company for these warrants was $0.25 per warrant, for a total consideration of $25,000.

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock warrant transactions are summarized as follows:

	Stock Warrants	Wt Avg Price per Warrant
Outstanding, December 31, 1999	300,000	$4.25
Exercised, expired or cancelled	(240,000)	4.25

Outstanding, December 31, 2000	60,000	$4.25
Exercised, expired or cancelled	(60,000)	4.25

Outstanding, December 31, 2001	—	—

At December 31, 2002, no stock subscribed remained, due to the payment in full of outstanding subscriptions in December 2002. At December 31, 2001, $289,250 was due from officers and one director for stock subscribed, relating to loans for the exercise of options and the purchase of stock.

In December 2001, the Board of Directors approved the forgiveness of $193,666 of debt related to subscribed stock in the form of a bonus, which was included in selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2001.

14.    Commitments and Contingencies

The Company leases certain property and equipment under noncancellable operating leases. Under certain leasing arrangements, the Company pays property taxes, insurance and maintenance related to the leased property. Rent expense for the year ended December 31, 2002, 2001 and 2000 was $1,166,184, $1,074,164 and $907,156, respectively. The Company rents warehouse facilities under long term operating leases from the previous owners of Walker and CopperCraft. Total rent expense on these facility leases was $206,676, $206,676 and $106,008 for 2002, 2001 and 2000, respectively. These amounts are included in the above noted rent expense. As of December 31, 2002, minimum rental commitments under long-term, noncancellable operating leases are as follows:

Year Ending December 31
2003	$826,039
2004	745,809
2005	669,127
2006	428,542
2007	424,380

$3,093,897

The Company is involved in certain claims and litigation matters that arise in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material adverse effect on the financial position, results of operation, or liquidity of the Company.

The Company participates in a multi-employer pension plan covering substantially all of its union employees. The union employees comprise approximately 47% of the Company’s workforce, which are represented by two unions. The Company makes monthly payments as required into the multi-employer plan trust established for union employees. Under the Employee Retirement Income Security Act of 1974, as amended by the Multi-Employer Pension Plan Amendments Act of 1980, an employer is liable for a proportionate part of the plan’s unfunded vested benefits liability. The Company’s share of the unfunded liability relating to Local

BERGER HOLDINGS, LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

169’s multi-employer pension plan for the year ended December 31, 2002 is approximately $2,293,000. The Company’s share of the unfunded liability relating to Local 107 multi-employer pension plan for the year ending December 31, 2002 is approximately $250,000. The Company charged to expense approximately $337,000 and $76,000 in 2002 for the Local 169 and Local 107 pension plans, respectively. The Company’s union agreements expire on December 31, 2005.

15.    Concentration of Credit Risk Arising from Cash Deposits

The Company maintains cash balances at a financial institution and the accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. During the 2002, 2001 and 2000, the Company’s cash balances periodically exceeded the insured limit.

16.    Disclosure About Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the accompanying consolidated statements at fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated based on the current rates available for debt of a similar type and maturity. As of December 31, 2002, the carrying value of the outstanding debt approximates the fair value.

17.    Supplementary Information (Unaudited)

This table summarizes the unaudited results of operations for each quarter of 2002 and 2001.

	First	Second	Third	Fourth
2002
Net sales	$9,853,171	$12,056,516	$12,026,345	$10,625,586
Operating income	291,730	1,160,198	973,450	300,233
Net income	605	480,940	419,610	36,696
Basic earnings per share	$.00	$.10	$.08	$.01
Diluted earnings per share	$.00	$.07	$.06	$.01

	First	Second	Third	Fourth
2001
Net sales	$10,224,362	$13,870,909	$14,203,824	$12,829,001
Operating income	65,641	1,491,735	1,886,708	1,260,557
Net (loss) income	(205,773)	603,473	831,965	522,302
Basic (loss) earnings per share	$(.04)	$.11	$.16	$.10
Diluted (loss) earnings per share	$(.04)	$.10	$.13	$.08

The sum of quarterly earnings (loss) per share may differ from full-year amounts due to changes in the number of shares outstanding during the year.