Form 10-K/A
period 2002-12-31
BERGER HOLDINGS LTD
filed 2003-04-29
CIK 706777

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15 (d) OF THE

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

Title of each class

Common Stock, $.01 par value

Rights

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Number of shares outstanding of the Registrant’s Common Stock, $.01 par value (the “Common Stock”), as of March 31, 2003 was 5,057,099 shares.

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

Explanatory Note

Berger Holdings, Ltd. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 to amend and restate Items 10 through 13 to include the information intended to be incorporated therein by reference to the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Shareholders for 2003, which was previously intended to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year ended December 31, 2002. In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Company is including certain currently dated certifications. The remainder of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed on March 31, 2003 remains unchanged.

Item 10. Directors and Executive Officers of the Registrant

Set forth below, with respect to each director and executive officer of the Company, is the name, age, the time period during which he has served as a director and/or executive officer of the Company and his principal occupation or employment and business affiliations at present and during the past five years.

Directors with Terms to Expire this Year

JON M. KRAUT, D.M.D., age 47, was elected a director of the Company as of January 13, 2001. Dr. Kraut has been a practicing orthodontist since 1985. He is also the President of Kraut & Kraut, Inc., a private real estate investment company. Dr. Kraut graduated with a B.A. from the University of North Carolina, received a D.M.D. from the University of Pennsylvania, and received an M.S. from the Tufts University School of Dental Medicine.

THEODORE A. SCHWARTZ, age 73, was elected a director of the Company effective June 1987 and served as President of the Company from May 5, 1988 to May 30, 1989 and from July 17, 1990 to January 15, 1991. From May 30, 1989 to January 31, 2003, Mr. Schwartz served as Chairman of the Board and Chief Executive Officer of the Company. As of February 1, 2003, Mr. Schwartz relinquished his title as Chief Executive Officer of the Company, but continues to serve as Chairman of the Board. Mr. Schwartz holds a Bachelor of Science Degree in Economics from the Wharton School of Finance. Prior to his joining the Company, Mr. Schwartz spent 35 years in the investment banking and securities industry.

JAY D. SEID, age 42, was elected a director of the Company on December 15, 1997. Mr. Seid is a Managing Director of Bachow & Associates, Inc., a private equity investment firm, which he joined in December 1992. Prior to joining Bachow, Mr. Seid was President and General Counsel of Judicate, Inc. Previously, he was an attorney specializing in corporate law at Wolf, Block, Schorr and Solis-Cohen LLP in Philadelphia. Mr. Seid is a member of the boards of directors of numerous private companies. Mr. Seid graduated with a B.A. from Rutgers University and received a J.D. from New York University School of Law.

Directors with Terms to Expire in 2004

PAUL L. SPIESE, III, age 51, was elected a director of the Company on March 30, 1991. Mr. Spiese joined Berger Bros Company (“Berger Bros”) as Plant Manager in 1985 and was named Vice President—Manufacturing of the Company in July 1990. Mr. Spiese was elected Executive Vice President on June 19, 2002. Previously, he was employed by Hurst Performance, Inc. as Plant Manager.

LARRY FALCON, age 63, has served as a director of the Company since November 1985 and acted as Chairman of the Board from September 3, 1986 to June 1, 1987. He has served as President of the Residential Division of The Kaplan Companies, a real estate developer, since 1985.

Directors with Terms to Expire in 2005

JOSEPH F. WEIDERMAN, age 61, was elected a director of the Company on January 2, 1990, has served as Secretary and Treasurer of the Company since February 1990, served as Chief Financial Officer of the Company from June 1, 1990 until he was elected President of the Company on January 15, 1991 and has served as Chief Operating Officer of the Company since June 1, 1990. As of February 1, 2003, Mr. Weiderman was elected Chief Executive Officer of the Company. Mr. Weiderman has subsequently informed the Board of Directors of his intention to resign his titles as President and Chief Operating Officer of the Company, at such time during the second half of 2003 as would permit an orderly transition to the person to be chosen by the Board of Directors to succeed him in those capacities. He has indicated his intention to continue to serve as the Chief Executive Officer and a director of the Company. Mr. Weiderman holds a Bachelor of Science Degree in Accounting and a Master of Business Administration Degree in Finance from LaSalle University. Prior to his joining the Company, Mr. Weiderman served for over 14 years as the Chief Financial Officer of Harry Levin, Inc., a multi-store retailer. Mr. Weiderman is the father-in-law of Francis E. Wellock, Jr., the Company’s Chief Financial Officer.

JOHN PAUL KIRWIN, III, age 47, was elected a director of the Company on December 15, 1997. Mr. Kirwin has been a principal in Argosy Partners, a manager of private investment funds, since 1989. Argosy Partners manages private investment funds with in excess of $160 million of capital, including Argosy Investment Partners, L.P. and Argosy Investment Partners II, L.P., which are small business companies with an aggregate of approximately $110 million under management. Mr. Kirwin joined Argosy Partners on a full-time basis in January 1996 and prior to that, was a corporate and securities attorney for 14 years, including six years as a partner at McCausland, Keen & Buckman. Mr. Kirwin is a director of Neoware Systems, Inc., a publicly-held company. Mr. Kirwin holds a Juris Doctoris, Order of the Coif, from the National Law Center of George Washington University and a Bachelor of Arts from Dickinson College.

JACOB I. HAFT, M.D., age 66, was elected a director of the Company in conjunction with the Company’s acquisition of Berger Bros in 1989. Dr. Haft has practiced medicine, with a specialization in cardiology, for over twenty-five years. Since 1974, Dr. Haft has been a cardiologist and from 1974 to 1998 was Chief of Cardiology at St. Michael’s Medical Center in Newark, New Jersey. In addition, Dr. Haft is currently a Clinical Professor of Medicine at the New Jersey College of Medicine and Dentistry and Professor of Medicine at the Seton Hall University Post Graduate School of Medicine. Dr. Haft has several professional certifications, is a member of various professional societies and associations and has published many scholarly articles and books. Dr. Haft has served on the Cardiac Services Committee of the New Jersey Department of Health.

Non-Director Executive Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively, the “Reporting Persons”) to file reports of ownership and changes in ownership with the Commission and to furnish the Company with copies of these reports.

Based on the Company’s review of the copies of the reports received by it, the Company believes that all filings required to be made by the Reporting Persons for the year ended December 31, 2002 were made on a timely basis.

Item 11.    Executive Compensation

Summary Compensation Table for Executive Officers

The following table shows the annual compensation of each of the Company’s executive officers for the years 2002, 2001, and 2000.

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long-Term Compensation Awards
Name & Principal Position	Year	Salary($)	Bonus($)		Other Annual Compensation (1)		Options/ SARs (#)	All other Compensation ($)(2)

Theodore A. Schwartz Chairman of the Board	2002 2001 2000	$227,064 219,871 212,436	$	— 24,134 20,450	$	— 53,333 —	— — 75,000	$16,187 18,401 22,075

Joseph F. Weiderman President and Chief Executive Officer	2002 2001 2000	$264,851 244,404 211,563	$	— 34,950 30,450	$	— 75,000 —	— — 75,000	$8,344 7,487 8,426

Paul L. Spiese, III Executive Vice President	2002 2001 2000	$180,141 162,309 145,948	$	— 30,000 20,250	$	— 50,333 —	— — 55,000	$8,532 8,485 6,633

Francis E. Wellock, Jr. Chief Financial Officer	2002 2001 2000	$174,855 158,769 133,416	$	— 30,000 19,500	$	— 15,000 —	— — 55,000	$5,548 5,402 4,980

(1) Includes debt relief and related payments. See “Certain Relationships and Related Transactions.” Excludes certain fringe benefits that do not exceed ten percent of the total annual salary and bonus.

(2) Includes $10,311, $2,344, $3,342 and $512 in premiums paid by the Company in 2002 for life insurance for the benefit of Messrs. Schwartz, Weiderman, Spiese and Wellock, respectively, and $5,876, $6,000, $5,190 and $5,036 of matching contributions paid by the Company in 2002 to the accounts of Messrs. Schwartz, Weiderman, Spiese and Wellock, respectively, under the Company’s 401(k) savings plan.

Stock Option Grants

No stock options were granted to the Company’s named executive officers in 2002.

Stock Option Exercises and Holdings During 2002

The following table shows (1) the number and value of options exercised by the Company’s executive officers during 2002 and (2) the number and value of unexercised options held by the Company’s executive officers at the end of 2002. No stock appreciation rights (“SARs”) have been granted by the Company to any executive officer.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FY-END OPTION VALUES

(a)	(b)	(c)	(d)	(e)

Name	Shares Acquired on Exercise (#)	Value Realized ($)	# of Unexercised Options at FY-End (#) (1) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) (2) Exercisable/Unexercisable

Theodore A. Schwartz	0	0	565,000/0	$1,549,100/$0
Joseph F. Weiderman	0	0	533,304/0	$1,459,083/$0
Paul L. Spiese, III	0	0	509,054/0	$1,400,213/$0
Francis E. Wellock, Jr.	0	0	319,000/0	$864,960/$0

(1) Includes options granted to the applicable executive officer which have been transferred to family members of such executive officer.

(2) Options are In-the-Money at the fiscal year end if the fair market value of the underlying securities on such date exceeds the exercise price of the option.

Compensation of Directors

During 2002, members of the Board who were not also executive officers of the Company were paid $500 for attendance at each of five Board meetings and $400 for attendance in person, or $250 for attendance via teleconference, at meetings of the Compensation Committee or the Audit Committee. An aggregate of $14,750 was paid to the non-employee directors for their services. No one director was paid more than $3,250 in 2002. For information on options previously granted to and held by directors, see “Security Ownership of Certain Beneficial Owners and Management” and “Stock Option Exercises and Holdings During 2002.”

Employment Agreements and Arrangements

During 2002, Messrs. Schwartz, Weiderman, Spiese and Wellock were employed by the Company pursuant to two-year employment agreements dated as of January 1, 2001. The agreements provided for base annual salaries in 2002 of $215,363 for Mr. Schwartz, $263,000 for Mr. Weiderman, $170,000 for Mr. Spiese, and $165,000 for Mr. Wellock. In addition to their salaries, the agreements provided that each of Messrs. Schwartz, Weiderman, Spiese and Wellock would be entitled to annual bonuses of up to 15% of his base salary, with 10% being contingent upon the Company meeting certain revenue and EBITDA targets and 5% being discretionary on the part of the Board. The employment agreements provided that, if at the end of the term of the agreement, the Company and the applicable officer have not agreed to an extension of his agreement for a minimum additional term of one year, the Company is obligated to pay him an amount equal to 50% of his then annual salary in weekly installments over a six month period (the “Severance Payment”). Mr. Schwartz’s employment agreement was extended by the Compensation Committee through January 31, 2003, and has since terminated by its terms. Mr. Schwartz is receiving his Severance Payment payable over an eleven month period from February through December 2003. The agreements of the other executive officers were extended as of January 1, 2003 on a month-to-month basis, except that the base salary was voluntarily reset as of February 1, 2003 to 85% (in the case of Messrs. Wellock and Spiese) and 80% (in the case of Mr. Weiderman) of their respective base salaries in 2002.

Contemporaneous with the execution of the above-referenced employment agreements, each of Messrs. Schwartz, Weiderman, Spiese and Wellock also entered into a change of control agreement with the Company which provides that if his employment is terminated upon the occurrence of a “change in control” as defined in those agreements, the employee shall be entitled to a payment in an amount equal to 100% of his pre-termination salary and certain other benefits for twelve months. The benefits to which the employee may be entitled following his termination upon a change in control will be limited to either the Severance Payment, or the benefits conferred by the change of control agreement, whichever is greater.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Messrs. Seid and Falcon and Dr. Kraut. There were no relationships during 2002 that are required to be disclosed under Item 402(j) of Regulation S-K promulgated by the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership Table

The following table sets forth, as of March 31, 2003, information with respect to the securities holdings of (i) the Company’s directors and executive officers, (ii) all directors and executive officers as a group, and (iii) all persons believed by the Company to beneficially own more than five percent of the outstanding Common Stock based upon filings with the Securities and Exchange Commission (the “Commission”). Unless otherwise indicated, such ownership is believed to be direct, with sole voting and dispositive power. The address of each such person is 805 Pennsylvania Boulevard, Feasterville, PA 19053, unless a different address is indicated.

Name of Outstanding Beneficial Owner	Shares Owned Beneficially and of Record		Percentage of Shares*

Theodore A. Schwartz	704,500	(1)	12.6%
Paul L. Spiese, III	598,338	(2)	10.8%
Joseph F. Weiderman	556,683	(3)	10.1%
Emerald Advisers, Inc.	500,546	(4)	9.9%
Jon M. Kraut, D.M.D.	493,976	(5)(6)	9.5%
Bruce Kraut, M.D.	379,272	(5)(7)	7.3%
Richard J. Cohen, Esq.	369,476	(5)(8)	7.1%
John P. Kirwin, III	356,300	(9)	7.0%
Francis E. Wellock, Jr.	367,500	(10)	6.8%
Jacob I. Haft, M.D.	264,457	(11)	5.1%
Larry Falcon	152,791	(12)	3.0%
Jay D. Seid	86,500	(13)	1.7%
All Directors and ExecutiveOfficers as a group (9 persons)	3,581,045	(14)	48.3%

 *      calculated in accordance with Rule 13d-3(d)(1) under the Securities Exchange Act of 1934.

(1)	Includes options to purchase 525,000 shares of Common Stock. Also includes 1,500 shares of Common Stock registered to Mr. Schwartz as joint tenant with his wife, Janice L. Bredt, with whom he shares voting and dispositive power as to those shares. Excludes 6,000 shares owned solely by Mr. Schwartz’s wife.

(2)	Includes options to purchase 505,000 shares of Common Stock.

(3)	Includes options to purchase 455,000 shares of Common Stock. Also includes 1,448 shares of Common Stock registered to Mr. Weiderman as joint tenant with his wife, Helen E. Weiderman, with whom he shares voting and dispositive power as to those shares.

(4)	The address of Emerald Advisers, Inc. (“Emerald”) is 1703 Oregon Pike, Suite 101, Lancaster, Pennsylvania 17601. Emerald has sole voting power as to 240,976 shares of Common Stock, and sole dispositive power as to 500,546 shares of Common Stock.

(5)	Drs. Jon and Bruce Kraut and Mr. Cohen are co-trustees of the Irving Kraut Family Trust and the Irving Kraut Q-TIP Trust (the “Trusts”) which hold 200,000 and 54,476 shares of Common Stock, respectively. The Irving Kraut Q-TIP Trust also holds options to purchase 115,000 shares of Common Stock. The co-trustees of the Trusts share voting and dispositive power over all of the shares held by the Trusts. Each of the co-trustees disclaims beneficial ownership of the shares held by the Trusts.

(6)	Includes options to purchase 25,000 shares of Common Stock held directly by Dr. Jon Kraut. Also includes the 254,476 shares, and options to purchase 115,000 shares, of Common Stock held in the aggregate by the Trusts. See Note 5 above.

(7)	Includes the 254,476 shares, and options to purchase 115,000 shares, of Common Stock held in the aggregate by the Trusts. See Note 5 above. The address of Dr. Bruce Kraut is c/o Pediatrics Associates, 2725 Southeast Maricamp Road, Ocala, FL 34471.

(8)	Represents the 254,476 shares, and options to purchase 115,000 shares, of Common Stock held in the aggregate by the Trusts. See Note 5 above. The address of Mr. Cohen is 1864 Route 70 East, Cherry Hill, NJ 08628.

(9)	Includes options to purchase 65,000 shares of Common Stock. Also includes: (i) 8,300 shares of Common Stock held by Prudential Securities in an individual retirement account for Mr. Kirwin; (ii) 33,000 shares of Common Stock held by Argosy Capital Group, L.P., of which Mr. Kirwin is a limited partner and an officer of its general partner, Argosy Capital Group, LLC; and (iii) 250,000 shares of Common Stock held by Argosy Investment Partners, L.P., whose general partner is Argosy Associates, L.P., of which Mr. Kirwin is an officer of its general partner, Argosy Associates, Inc. Mr. Kirwin disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.

(10)	Includes options to purchase 319,000 shares of Common Stock. Also includes options to purchase 17,500 shares of Common Stock held in trust for the benefit of Mr. Wellock’s minor son, over which he shares voting and dispositive power with his spouse as co-trustee over these options. Excludes 11,000 shares of Common Stock and options to purchase 17,500 shares of Common Stock held by Mr. Wellock’s spouse.

(11)	Includes options to purchase 150,000 shares of Common Stock.

(12)	Includes options to purchase 115,000 shares of Common Stock.

(13)	Includes options to purchase 65,000 shares of Common Stock.

(14)	Includes all holdings described in notes (1) – (3), (6) and (9) – (13).

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

The 1996 Plan

The 1996 Plan was approved by the shareholders of the Company on June 17, 1998, in connection with the amendment and restatement of the 1996 Plan which was approved by the Company’s Board of Directors on December 15, 1997. The 1996 Plan provides for the grant of awards relating to or consisting of up to an aggregate of 1,300,000 share of Common Stock, typically in the form of a grant of options to purchase shares of Common Stock. No recipient may receive options relating to or consisting of more than an aggregate of 100,000 shares in any calendar year. The 1996 Plan also provides for the grant of share appreciation rights and the grant of restricted shares of Common Stock, although the Company does not presently contemplate the granting of either. All of the Company’s employees (including officers) and directors, and certain of its consultants and advisors, are eligible to receive awards under the 1996 Plan. In determining the eligible participants to whom awards may be granted under the 1996 Plan and the prices and times at which awards are granted, the Company’s Board of Directors, or its Compensation Committee as so delegated, has full and final authority and discretion. Options granted to employees may be either incentive stock options (“ISOs”), which satisfy the requirements of Section 422 of the Internal Revenue Code, or non-qualified options. Except for ISOs, which must be issued with an exercise price at or above the fair market value of the shares on the date of grant, options granted under the 1996 Plan may be issued with exercise prices at, above or below the fair market value of the shares at the time of grant. Pursuant to the terms of the 1996 Plan, the individual option document sets forth the terms of the recipient’s option, including the term during which an option may be exercised (generally ten years from the date of grant). Unless otherwise provided upon the grant of any option, in the event of a change of control of the Company, the Board or Directors (or Compensation Committee) may take whatever actions it deems necessary or desirable with respect to any of the options outstanding, which need not be treated identically. The Board of Directors may amend the 1996 Plan from time to time in such manner as it may deem advisable.

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

Individual Grants to Officers and Directors

Prior to the amendment of the 1996 Plan to include grants to officers and directors of the Company, grants of options to purchase shares of Common Stock were made by the Company’s Board of Directors to its executive officers and directors in recognition of their service as such, on an individual basis, without shareholder approval. The grants of options were made on June 1, 1990, June 26, 1991, July 21, 1993, May 1, 1995 and August 16, 1996 to the following executive officers and directors of the Company then serving: Theodore A. Schwartz, Joseph F. Weiderman, Paul L. Spiese, III, Francis E. Wellock, Jr., Dr. Irving Kraut (deceased), Dr. Jacob I. Haft, Larry Falcon, and Jeffrey Schocket (retired). As of December 31, 2002, options to purchase an aggregate of 2,045,750 shares of Common Stock were outstanding as a result of these grants. All of the options are exercisable for a term of ten years from the date of grant, at exercise prices ranging from $1.50 to $1.59 per share. The options vested between 1993 and 2000, and were subject to accelerated vesting in the event of a change of control of the Company. The option document representing these options provides the optionees with certain registration rights from the Company with respect to the resale of the shares of Common Stock underlying the options. The options are non-transferable during the lifetime of the optionee, unless transferred to a family member, and are exercisable by the optionee’s, legal representative in the event such optionee dies during the term of exercise.

Item 13. Certain Relationships and Related Transactions

During 2002, the Company held promissory notes made by Messrs. Schwartz, Weiderman and Spiese, the Company’s Chairman of the Board; President, Chief Executive Officer and Secretary; and Executive Vice President—Manufacturing, respectively (the “Notes”), each of which bore interest at a rate of six per cent per annum. The Notes required that the principal and accrued interest be paid on or before June 30, 2002, the extended maturity date of the Notes. On January 23, 2002, the Board further extended the maturity date of the Notes to December 31, 2003, or earlier upon a change of control of the Company, and effectuated certain debt forgiveness and related tax payments previously authorized by the Board. The proceeds of the Notes were used by Messrs. Schwartz, Weiderman and Spiese to purchase securities of the Company in the Company’s 1993 private placement and in connection with the exercise of warrants to purchase shares of the Common Stock in 1996. Securities purchased in the private placements were on the same terms as those agreed to by other investors in the private placements. The largest aggregate principal amount outstanding under the Notes during 2002 was $121,751, $77,000 and $50,501 for Messrs. Schwartz, Weiderman and Spiese, respectively. The entire principal balance outstanding under the Notes was paid in full by each of Messrs. Schwartz, Weiderman and Spiese as of December 31, 2002.

The Company entered into a Modification Agreement on January 31, 2003 with Argosy Investment Partners, L.P. (“Argosy”) pursuant to which the terms of the Company’s 10% Subordinated Debenture in the principal amount of $1,500,000 held by Argosy (the “Debenture”) were modified to (i) extend the maturity date of the Debenture to June 30, 2005; (ii) increase the interest rate on the Debenture from 10% per annum to (a) 12% per annum for the period beginning February 1, 2003 and ending December 31, 2003, (b) 13% per annum for the period beginning January 1, 2004 and ending December 31, 2004, and (c) 14% per annum for the period beginning January 1, 2005 and ending June 30, 2005; and (iii) provide for the prepayment of $750,000 principal amount of the Debenture. Mr. Kirwin is an officer of the general partner of Argosy Investment Associates, L.P., which is the general partner of Argosy. Mr. Kirwin disclaims beneficial ownership of the securities held by Argosy except to the extent of his pecuniary interest therein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2003.

BERGER HOLDINGS, LTD.

By:	/S/ JOSEPH F. WEIDERMAN
Joseph F. Weiderman Chief Executive Officer

CERTIFICATION

I, Joseph F. Weiderman, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Berger Holdings, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By:	/S/ JOSEPH F. WEIDERMAN

Joseph F. Weiderman Chief Executive Officer

CERTIFICATION

I, Francis E. Wellock, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Berger Holdings, Ltd.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003	By:	/s/ FRANCIS E. WELLOCK, JR

Francis E. Wellock, Jr. Chief Financial Officer