Form 10-Q
period 2003-03-31
BERGER HOLDINGS LTD
filed 2003-05-15
CIK 706777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-12362

Berger Holdings, Ltd.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	23-2160077
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

805 Pennsylvania Boulevard, Feasterville, PA	19053
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 355-1200

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.  YES  ☒  NO  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  YES  ☐  NO  ☒

As of May 15, 2003, the Registrant had outstanding 5,067,599 shares of its common stock, par value $0.01 per share (the “Common Stock”).

BERGER HOLDINGS, LTD.

BERGER HOLDINGS, LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2003 (unaudited)	December 31, 2002 (audited)
Current assets
Cash and cash equivalents	$58,002	$219,420
Accounts receivable, net of allowance for doubtful accounts of $30,000 in 2003 and 2002	4,251,967	3,316,581
Inventories	6,947,515	6,487,026
Prepaid and other current assets	669,071	605,688
Deferred income taxes	51,081	51,081

Total current assets	11,977,636	10,679,796
Property, plant and equipment, net	9,651,098	9,322,776
Identifiable intangible assets, net	2,530,945	2,580,974
Goodwill, net	10,087,476	10,087,476
Other	115,014	559,066

Total assets	$34,362,169	$33,230,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,139,383	$2,202,855
Accounts payable	3,122,836	3,162,362
Accrued expenses	1,776,824	2,026,868

Total current liabilities	7,039,043	7,392,085

Long-term debt	13,012,222	11,261,015

Deferred income taxes	318,617	318,617

Commitments and contingencies
Shareholders’ equity
Common stock $.01 par value Authorized 20,000,000 shares in 2003 and 2002 Issued 6,025,724 and 5,993,513 shares in 2003 and 2002 Outstanding 5,057,099 and 5,024,888 shares in 2003 and 2002	60,257	59,935
Additional paid-in-capital	18,201,515	18,196,054
Accumulated deficit	(1,660,859)	(1,388,992)
Less 968,625 common shares of treasury stock in 2003 and 2002, at cost	(2,608,626)	(2,608,626)

Total shareholders’ equity	13,992,287	14,258,371

Total liabilities and shareholders’ equity	$34,362,169	$33,230,088

See accompanying notes to condensed consolidated financial statements

BERGER HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended March 31,
	2003	2002
Net sales	$8,783,626	$9,853,171
Cost of sales	7,735,124	8,059,416

Gross profit	1,048,502	1,793,755
Selling, administrative and general expenses	1,323,319	1,502,025

(Loss) income from operations	(274,817)	291,730
Interest expense	199,287	298,352
Other income, net	5,368	7,702

(Loss) income before income taxes (benefit)	(468,736)	1,080
Income taxes (benefit)	(196,869)	475

Net (loss) income	$(271,867)	$605

Basic (loss) earnings per share	$(.05)	$.00

Basic weighted average common shares outstanding	5,030,412	5,066,531

Diluted (loss) earnings per share	$(.05)	$.00

Weighted average common shares outstanding	5,030,412	5,066,531
Add: effect of vested and non-vested dilutive securities	—	1,809,320

Diluted weighted average common shares outstanding	5,030,412	6,875,851

See accompanying notes to condensed consolidated financial statements

BERGER HOLDINGS, LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net (loss) income	$(271,867)	$605
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	462,000	616,989
Bad debt provision	—	15,000
Change in operating assets and liabilities
Accounts receivable	(935,386)	449,508
Inventories	(460,489)	(349,120)
Prepaid and other assets	(89,569)	(162,133)
Accounts payable	(39,526)	1,051,521
Accrued expenses	(250,044)	(580,826)

Net cash (used in) provided by operating activities	(1,584,881)	1,041,544

Cash flows from investing activities
Purchase of property and equipment	(270,055)	(192,392)

Net cash used in investing activities	(270,055)	(192,392)

Cash flows from financing activities
Net proceeds from working capital line	2,246,000	80,760
Net proceeds (repayments) from term loans	364,286	(467,261)
Net repayments from long-term debt	(750,000)	(491,732)
Loan and mortgage repayments	(172,551)	(130,649)
Proceeds from the issuance of stock and stock options	5,783	—
Repurchase of common stock	—	(144,631)

Net cash provided by (used in) financing activities	1,693,518	(1,153,513)

Net decrease in cash and cash equivalents	(161,418)	(304,361)
Cash and cash equivalents, beginning of period	219,420	465,064

Cash and cash equivalents, end of period	$58,002	$160,703

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$204,095	$296,706

Cash paid during the period for income taxes	$18,933	$62,700

See accompanying notes to condensed consolidated financial statements

BERGER HOLDINGS, LTD. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (unaudited)

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

The financial statements include the accounts of Berger Holdings, Ltd. and its wholly owned subsidiaries, Berger Financial Corp., Berger Bros Company, Copper Craft, Inc. and Walker Metal Products, Inc. (collectively, the “Company”). All inter-company transactions and balances have been eliminated.

The Company manufactures and distributes roof drainage systems for both residential and commercial roofs. The Company’s roof drainage product line, consisting of gutters, downspouts, soffits, fascias, snow guards, trim coil, custom metal architectural pieces, and other associated accessories and fittings, is manufactured by the Company at its facilities located in Pennsylvania, Texas and Georgia. The Company sells roof drainage and ancillary products to wholesale distributors who sell directly to roofers and contractors for use in the repair and replacement of roof drainage systems in existing buildings or for use in new construction. The principal raw materials used in manufacturing the Company’s roof drainage and ancillary products are aluminum, steel and copper.

Note 2. New Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 did not have any effect on the Company’s Consolidated Financial Statements. The disclosure requirements are effective for consolidated financial statements of interim or annual periods ending after December 15, 2002. At March 31, 2003, the Company was not a guarantor under any arrangement that would require disclosure in the Notes to these Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in these Notes to the Consolidated Financial Statements.

Note 3. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

Components of inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw materials and packaging	$3,870,436	$3,808,564
Finished goods	3,077,079	2,678,462

Total inventories	$6,947,515	$6,487,026

Note 4. Debt:

Effective June 13, 2002, the Company replaced its credit facility from Fleet Bank, N.A., formerly Summit Bank, N.A., with a credit facility from Wachovia Bank, National Association. The working capital loan obtained from the bank provides $9,500,000 of financing for a three-year term, with the borrowings bearing interest at LIBOR plus 2.75 percent, not to exceed the bank’s prime rate. Interest is payable monthly. Borrowings under this working capital facility were $5,772,384 at March 31, 2003.

The Company also obtained a term loan from the bank, which provided $2,400,000 of financing, with the borrowings bearing interest at LIBOR plus 2.60 percent, not to exceed the bank’s prime rate. Monthly principal payments of approximately $29,000 are required. This term loan is due June 1, 2009. The Company obtained a second term loan from the bank on August 19, 2002, which provided $2,400,000 of financing, with the borrowings bearing interest at LIBOR plus 2.25 percent, not to exceed the bank’s prime rate. Monthly principal payments of $100,000 are required. The second term loan was used to redeem $2,500,000 of the Company’s 11% Subordinated Debenture. The second term loan is due August 1, 2004. The Company obtained a third term loan from the bank on January 31, 2003, which provided $750,000 of financing, with borrowings bearing interest at LIBOR plus 3.00 percent, not to exceed the bank’s prime rate. The LIBOR on March 31, 2003 was 1.30%. Monthly payments of $125,000 beginning on September 1, 2004 and ending on February 1, 2005 are required. The proceeds of the third term note were used to paydown one-half of the principal balance of $1,500,000 of the Company’s 10% Subordinated Debenture, which was originally due on December 31, 2003. Total borrowings under these three term loans were $4,592,857 at March 31, 2003.

Effective January 31, 2003, the maturity date for the $750,000 of remaining principal balance of the 10% Subordinated Debenture was extended to June 30, 2005 and the annual interest rate was increased to 12% for 2003, to 13% for 2004, and 14% for 2005.

All of the Company’s loans with the bank are subject to certain financial covenants, which are monitored on a quarterly basis. The working capital loan and term loans are secured by all of the Company’s assets. On May 9, 2003, the Company and the bank amended certain of these financial covenants. As of March 31, 2003, the Company met all of the financial covenants, as amended.

In addition to the above, at March 31, 2003, the Company had a mortgage loan of $2,372,079, capital leases of $864,285, and a note payable of $800,000 from a prior acquisition.

Note 5. Treasury Stock:

In May 1999, the Company received approval from its Board of Directors to begin an open market stock repurchase program under which the aggregate number of shares currently authorized for repurchase is 1,560,000. Of this amount, the Company has repurchased a total of 814,625 shares, excluding the private purchase of 154,000 shares from various investors, as of March 31, 2003. Repurchases may continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors. There were no purchases under this program during the three months ended March 31, 2003.

Note 6. Stock Options:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” the Company’s net (loss) income and (loss) earnings per share would have been the following pro forma amounts:

	Quarter Ended March 31,
	2003	2002
Net (loss) income, as reported	$(271,867)	$605
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	—

Pro forma net (loss) income	$(271,867)	$605

(Loss) earnings per share:
Basic-as reported	$(.05)	$.00

Basic-pro forma	$(.05)	$.00

Diluted-as reported	$(.05)	$.00

Diluted-pro forma	$(.05)	$.00

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Quarter Ended March 31,
	2003	2002
Risk-free interest rate	3.83%	5.42%
Volatility	72%	72%
Expected dividend yield	0%	0%
Expected option life	10 years	10 years

The as reported diluted loss per share for the quarter ended March 31, 2003 excludes the impact of 2,725,125 stock options outstanding, as the impact of including such stock options would have been anti-dilutive.

Note 7. Income Taxes:

Consolidated income tax expense for the three-month period ended March 31, 2003 results in an effective tax rate of 42%, while the three-month period ended March 31, 2002 results in an effective rate of 44%. The overall 2002 effective income tax rate was 43.0%, and the effective tax rate for 2003 reflects an estimate of pretax income and non-deductible expenses.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Sales for the three-month period ended March 31, 2003 (the “Current Quarter”) were $8,783,626, a decrease of 10.9%, or $1,069,545, as compared to $9,853,171 for the three-month period ended March 31, 2002 (the “Comparable Quarter”). This decrease in sales is attributable to the extreme winter weather and increased competition.

Cost of sales was $7,735,124 in the Current Quarter as compared to $8,059,416 in the Comparable Quarter. As a percentage of net sales, cost of sales increased to 88.1% in the Current Quarter from 81.8% in the Comparable Quarter. This percentage increase is mainly attributable to increases in aluminum and other raw material costs during the Current Quarter as compared to the Comparable Quarter, reductions in sales prices on certain products due to increased competition as referred to above and the Company’s inability to absorb fixed operating costs due to the lower sales attributable to the extreme winter.

Selling, administrative and general expenses were $1,323,319 in the Current Quarter as compared to $1,502,025 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses decreased to 15.1% in the Current Quarter compared to 15.2% in the Comparable Quarter. This decrease in expenses is primarily the result of a reduction in payroll and other operational expenses.

Loss from operations in the Current Quarter was $274,817, a decrease of $566,547, as compared to income from operations of $291,730 in the Comparable Quarter. This decrease in operating results during the Current

Quarter is the result of the decrease in sales referred to above, as well as increases in aluminum and other raw material costs and reductions in sales prices on certain products.

Interest expense for the Current Quarter was $199,287, a decrease of $99,065 or 33.2%, versus $298,352 for the Comparable Quarter. The decrease in interest expense is due to reduced principal balances and reduced interest rates on new term loans that were used to pay down higher interest rate loans.

Income tax benefit for the Current Quarter was $196,869 versus income taxes of $475 for the Comparable Quarter. This change is due to the reduced income from operations as described above and a reduction in the effective tax rate from 44.0% to 42.0% as described in Note 7 to the Company’s consolidated financial statements.

During the Current Quarter, the Company reported a net loss of $271,867, a decrease of $272,472, as compared to net income of $605 for the Comparable Quarter. This decrease in net income is a result of lower income from operations as described above, partially offset by reductions in interest expense and the income tax benefit as described above.

Liquidity and Capital Resources

At March 31, 2003, the Company had long-term debt consisting of working capital loans of $5,772,384, term loans of $4,592,857, a Subordinated Debenture with a remaining principal balance of $750,000, a note payable of $800,000 from a prior acquisition, capital leases of $864,285 and a mortgage for $2,372,079, resulting in total debt outstanding of $15,151,605.

At March 31, 2003, working capital was $4,938,593, resulting in a current ratio of 1.7 to 1, as compared to working capital of $3,287,711 and a ratio of 1.4 to 1 at December 31, 2002. This change in working capital is primarily the result of increases in accounts receivable and inventories due to the seasonality of the Company’s business.

Current liabilities at March 31, 2003 totaled $7,039,043, consisting primarily of $4,899,660 in accounts payable and accrued expenses and $2,139,383 in current maturities of long-term debt. At December 31, 2002, total current liabilities were $7,392,085, consisting primarily of $5,189,230 in accounts payable and accrued expenses and $2,202,855 in current maturities of long-term debt. The decrease in current liabilities is primarily due to a reduction in accrued expenses, which have been paid down during the Current Quarter.

At March 31, 2003, the Company had shareholders’ equity of $13,992,287, as compared to $14,258,371 at December 31, 2002. This change is primarily attributable to the Current Quarter’s net loss.

Net cash used in operating activities for the Current Quarter was $1,584,881, as compared to net cash provided by operating activities of $1,041,544 in the Comparable Quarter. This decrease is primarily due to the Current Quarter’s net loss and fluctuations in accounts receivable and accounts payable.

Net cash used in investing activities was $270,055 in the Current Quarter, as compared to $192,392 net cash used in the Comparable Quarter. Net cash used in investing activities in both the Current and Comparable Quarters was used to upgrade facilities and purchase new equipment.

Net cash provided by financing activities totaled $1,693,518 in the Current Quarter, as compared to $1,153,513 net cash used in the Comparable Quarter. This change is primarily due to cash received from the working capital line during the Current Quarter to fund operations. Net cash used in financing activities during the Comparable Quarter was used to pay down debt and purchase Common Stock.

The Company’s contractual obligations and commercial commitments over the next five years and beyond are as follows:

	Expected Cash Payments by Year (in thousands)
Contractual Commitments	Remainder of 2003	2004	2005	2006	2007	2008 & Beyond	Total
Revolving credit	$—	$—	$5,772	$—	$—	$—	$5,772
Long term debt	1,278	2,614	1,527	540	555	2,001	8,515
Capital lease obligations	367	268	180	32	17	—	864
Operating lease obligations	620	746	669	429	424	—	2,888

Total	$2,265	$3,628	$8,148	$1,001	$996	$2,001	$18,039

The Company’s management believes that cash flows from operations and available sources of financing are adequate for the Company’s anticipated financing needs in the near term. As described in Note 4 to the Company’s consolidated financial statements, the Company obtained a new credit facility on June 13, 2002 from Wachovia Bank, National Association. The cost and terms of any future financing arrangements will depend on market conditions and the Company’s financial position at that time.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 did not have any effect on the Company’s Consolidated Financial Statements. The disclosure requirements are effective for consolidated financial statements of interim or annual periods ending after December 15, 2002. At March 31, 2003, the Company was not a guarantor under any arrangement that would require disclosure in the notes to the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in these notes to the Company’s consolidated financial statements.

Forward-Looking Statements

The information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: increases in the cost of raw materials; fluctuations in demand for the Company’s products; weather conditions; future acquisitions; attempts to expand the Company’s operations; integration of acquired businesses; need for additional financing; competition; and dependence on key personnel.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. There have been no significant changes since December 31, 2002 in the Company’s portfolio of financial instruments or market risk exposures.

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

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

None.

Item 2—Changes in Securities and Use of Proceeds.

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

Item 3—Defaults Upon Senior Securities.

None.

Item 4—Submission of Matters to a Vote of Securities Holders.

None.

Item 5—Other Information.

The Company’s 2003 Annual Meeting of Shareholders (the “Meeting”) is scheduled to be held on July 30, 2003. The record date for the Meeting is May 5, 2003. Proposals of shareholders intended to be presented at the Meeting must be received by May 30, 2003, in order to be considered for inclusion in the Company’s proxy statement and form of proxy relating to the Meeting, or, at the discretion of the shareholder, to be presented at the Meeting but not included in the proxy materials. If notice of any such proposal is not received by the Company at its principal office, 805 Pennsylvania Boulevard, Feasterville, Pennsylvania 19053, by May 30, 2003, then such proposal shall be deemed “untimely” for purposes of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934 and, therefore, the Company will have the right to exercise discretionary voting authority with respect to such proposal if it is properly brought before the Meeting. Shareholder proposals for the Meeting should be directed to Francis E. Wellock, Jr., Chief Financial Officer, at the address of the Company set forth above.

Item 6—Exhibits and Reports on Form 8-K.

(a)     Exhibit 10 Third Amendment and Modification to Loan and Security Agreement, dated May 9, 2003, among Berger Holdings, Ltd., Berger Financial Corp., Berger Bros Company, Copper Craft, Inc., Walker Metal Products, Inc., and Wachovia Bank, National Association.

Exhibit 99.1 Statement of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350.

Exhibit 99.2 Statement of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350.

Exhibit 99.3 Press Release dated May 15, 2003

(b) None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERGER HOLDINGS, LTD.

By:	/s/ JOSEPH F. WEIDERMAN
Joseph F. Weiderman Chief Executive Officer and President

By:	/s/ FRANCIS E. WELLOCK, JR.
Francis E. Wellock, Jr. Executive Vice President – Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2003

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

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ JOSEPH F. WEIDERMAN
Joseph F. Weiderman Chief Executive Officer

CERTIFICATION

I, Francis E. Wellock, Jr., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Berger Holdings, Ltd.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 15, 2003	By:	/s/ FRANCIS E. WELLOCK, JR.
Francis E. Wellock, Jr. Chief Financial Officer