Form 10-Q
period 2003-06-30
BERGER HOLDINGS LTD
filed 2003-08-14
CIK 706777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number 0-12362

Berger Holdings, Ltd.

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2160077 (I.R.S. Employer Identification Number)

805 Pennsylvania Boulevard, Feasterville, PA (Address of Principal Executive Offices)	19053 (Zip Code)

Registrant’s telephone number, including area code: (215) 355-1200

______________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

YES ☐ NO ☒

As of August 14, 2003, the Registrant had outstanding 5,270,548 shares of its common stock, par value $0.01 per share (the “Common Stock”).

BERGER HOLDINGS, LTD.
INDEX

SIGNATURES	16

BERGER HOLDINGS, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (unaudited)	December 31, 2002 (audited)

ASSETS
Current assets
Cash and cash equivalents	$384,143	$219,420
Accounts receivable, net of allowance for doubtful accounts of $30,000 in 2003 and 2002	5,399,418	3,316,581
Inventories	6,610,282	6,487,026
Prepaid and other current assets	594,077	605,688
Deferred income taxes	51,081	51,081

Total current assets	13,039,001	10,679,796
Property, plant and equipment, net	9,483,807	9,322,776
Identifiable intangible assets, net	2,478,156	2,580,974
Goodwill, net	10,087,476	10,087,476
Other	115,014	559,066

Total assets	$35,203,454	$33,230,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,087,943	$2,202,855
Accounts payable	4,876,024	3,162,362
Accrued expenses	1,680,954	2,026,868

Total current liabilities	8,644,921	7,392,085

Long-term debt	11,778,462	11,261,015

Deferred income taxes	318,617	318,617

Commitments and contingencies
Shareholders’ equity
Common stock, $.01 par value - Authorized 20,000,000 shares in 2003 and 2002 Issued 5,136,699 and 5,091,038 shares in 2003 and 2002 Outstanding 5,070,549 and 5,024,888 shares in 2003 and 2002	51,367	50,910
Additional paid-in-capital	15,946,927	15,918,275
Accumulated deficit	(1,215,018)	(1,388,992)
Less 66,150 common shares of treasury stock in 2003 and 2002, at cost	(321,822)	(321,822)

Total shareholders’ equity	14,461,454	14,258,371

Total liabilities and shareholders’ equity	$35,203,454	$33,230,088

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-Months Ended June 30,

	2003	2002

Net sales	$12,657,841	$12,056,516
Cost of sales	10,317,026	9,378,268

Gross profit	2,340,815	2,678,248
Selling, administrative and general expenses	1,374,928	1,518,050

Income from operations	965,887	1,160,198
Interest expense	212,103	305,944
Other income, net	4,908	4,567

Income before income taxes	758,692	858,821
Income taxes	312,851	377,881

Net income	$445,841	$480,940

Basic earnings per share	$.09	$.10

Basic weighted average common shares outstanding	5,068,371	5,039,878

Diluted earnings per share	$.07	$.07

Weighted average common shares outstanding	5,068,371	5,039,878
Add: effect of vested and non-vested dilutive securities	1,301,188	1,843,885

Diluted weighted average common shares outstanding	6,369,559	6,883,763

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six-Months Ended June 30,

	2003	2002

Net sales	$21,441,468	$21,909,687
Cost of sales	18,052,150	17,437,684

Gross profit	3,389,318	4,472,003
Selling, administrative and general expenses	2,698,247	3,020,075

Income from operations	691,071	1,451,928
Interest expense	411,390	604,296
Other income, net	10,276	12,269

Income before income taxes	289,957	859,901
Income taxes	115,983	378,356

Net income	$173,974	$481,545

Basic earnings per share	$.03	$.10

Basic weighted average common shares outstanding	5,049,496	5,053,131

Diluted earnings per share	$.03	$.07

Weighted average common shares outstanding	5,049,496	5,053,131
Add: effect of vested and non-vested dilutive securities	1,366,113	1,827,407

Diluted weighted average common shares outstanding	6,415,609	6,880,538

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-Months Ended June 30,

	2003	2002

Cash flows from operating activities
Net income	$173,974	$481,545
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	927,000	1,162,886
Bad debt provision	—	30,000
Change in operating assets and liabilities
Accounts receivable	(2,082,837)	(671,427)
Inventories	(123,256)	(657,012)
Prepaid and other assets	(39,786)	(127,191)
Accounts payable	1,713,662	1,572,765
Accrued expenses	(345,914)	(571,403)

Net cash provided by operating activities	222,843	1,220,163

Cash flows from investing activities
Purchase of property and equipment	(489,764)	(329,107)

Net cash used in investing activities	(489,764)	(329,107)

Cash flows from financing activities
Net proceeds (repayments) from working capital line	1,482,000	(326,723)
Net (repayments) proceeds from term loans	(21,429)	40,918
Net repayments from long-term debt	(711,429)	(456,732)
Loan and mortgage repayments	(346,607)	(262,954)
Proceeds from the issuance of stock and stock options	29,109	2,463
Repurchase of common stock	—	(321,822)

Net cash provided by (used in) financing activities	431,644	(1,324,850)

Net increase (decrease) in cash and cash equivalents	164,723	(433,794)
Cash and cash equivalents, beginning of period	219,420	465,064

Cash and cash equivalents, end of period	$384,143	$31,270

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$417,752	$585,997

Cash paid during the period for income taxes	$103,039	$297,067

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (unaudited)

Note 1.  Basis of Presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring adjustments) considered necessary for a fair presentation have been included.

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

The December 31, 2002 consolidated balance sheet has been reclassified to reflect the restoration of certain shares of common stock previously held in treasury to the status of authorized but unissued shares pursuant to Section 1552 of the Pennsylvania Business Corporation Law.

Note 2.  Stock Options:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, as amended in SFAS No. 148, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements.

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been the following pro forma amounts:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income, as reported	$445,841	$480,940	$173,974	$481,545
Deduct:Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,338	88,258	10,676	176,516

Pro forma net income	$440,503	$392,682	$163,298	$305,029

Earnings per share:
Basic-as reported	$.09	$.10	$.03	$.10

Basic-pro forma	$.09	$.08	$.03	$.06

Diluted-as reported	$.07	$.07	$.03	$.07

Diluted-pro forma	$.07	$.06	$.03	$.04

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2002	2002

Risk-free interest rate	3.83%	5.42%	3.83%	5.42%
Volatility	72%	72%	72%	72%
Expected dividend yield	0%	0%	0%	0%
Expected option life	10 years	10 years	10 years	10 years

Note 3.  New Accounting Pronouncements:

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation, which are applicable to guarantees issued or modified after December 31, 2002, did not have any effect on the Company’s consolidated financial statements. The disclosure requirements are effective for consolidated financial statements of interim or annual periods ending after December 15, 2002. At June 30, 2003, the Company was not a guarantor under any arrangement that would require disclosure in the notes to these consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, which addresses consolidation by business enterprises of variable interest entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A company with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 effective July 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB has recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The adoption of these accounting pronouncements is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 4.  Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

Components of inventories consist of the following:

	June 30, 2003	December 31, 2002

Raw materials and packaging	$3,712,500	$3,808,564
Finished goods	2,897,782	2,678,462

Total inventories	$6,610,282	$6,487,026

Note 5.  Debt:

Effective June 13, 2002, the Company replaced its credit facility from Fleet Bank, N.A., formerly Summit Bank, N.A., with a credit facility from Wachovia Bank, National Association. The working capital loan obtained from the bank provides $9,500,000 of financing for a three-year term, with the borrowings bearing interest at LIBOR plus 2.75 percent, not to exceed the bank’s prime rate. Interest is payable monthly. Borrowings under this working capital facility were $5,008,383 at June 30, 2003.

The Company also obtained a term loan from the bank, which provided $2,400,000 of financing, with the borrowings bearing interest at LIBOR plus 2.60 percent, not to exceed the bank’s prime rate. Monthly principal payments of approximately $29,000 are required. This term loan is due June 1, 2009. The Company obtained a second term loan from the bank on August 19, 2002, which provided $2,400,000 of financing, with the borrowings bearing interest at LIBOR plus 2.25 percent, not to exceed the bank’s prime rate. Monthly principal payments of $100,000 are required. The second term loan was used to redeem $2,500,000 of the Company’s 11% Subordinated Debenture. The second term loan is due August 1, 2004. The Company obtained a third term loan from the bank on January 31, 2003, which provided $750,000 of financing, with borrowings bearing interest at LIBOR plus 3.00 percent, not to exceed the bank’s prime rate. The LIBOR on June 30, 2003 was 1.12%. Monthly payments of $125,000 beginning on September 1, 2004 and ending on February 1, 2005 are required. The proceeds of the third term note were used to pay down one-half of the principal balance of $1,500,000 of the Company’s 10% Subordinated Debenture, which was originally due on December 31, 2003. Total borrowings under these three term loans were $4,207,143 at June 30, 2003.

Effective January 31, 2003, the maturity date for the $750,000 of remaining principal balance of the 10%

Subordinated Debenture was extended to June 30, 2005 and the annual interest rate was increased to 12% for 2003, to 13% for 2004, and 14% for 2005.

All of the Company’s loans with the bank are subject to certain financial covenants, which are monitored on a quarterly basis. The working capital facility and term loans are secured by all of the Company’s assets. On May 9, 2003, the Company and the bank amended certain of these financial covenants. As of June 30, 2003, the Company met all of the financial covenants, as amended.

In addition to the above, at June 30, 2003, the Company had a mortgage loan of $2,332,678, capital leases of $768,201, and a note payable of $800,000 from a prior acquisition.

Note 6.  Treasury Stock:

In May 1999, the Company received approval from its Board of Directors to begin an open market stock repurchase program under which the aggregate number of shares currently authorized for repurchase is 1,560,000. Of this amount, the Company has repurchased a total of 814,625 shares, excluding the private purchase of 154,000 shares from various investors, as of June 30, 2003. Repurchases may continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors. There were no purchases under this program during the six months ended June 30, 2003.

Note 7.  Income Taxes:

Consolidated income tax expense for the three-month period ended June 30, 2003 results in an effective tax rate of 41.2%, while the six-month period ended June 30, 2003 results in an effective tax rate of 40.0%. Consolidated income tax expense for the three-month and six-month periods ended June 30, 2002 resulted in an effective rate of 44.0%. The overall 2002 effective income tax rate was 43.0%, and the effective tax rate for 2003 reflects an estimate of pretax income and non-deductible expenses.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Sales for the three-month period ended June 30, 2003 (the “Current Quarter”) were $12,657,841, an increase of 5.0%, or $601,325, as compared to $12,056,516 for the three-month period ended June 30, 2002 (the “Comparable Quarter”). This increase in sales is attributable to the pent up demand caused by damage from the severe winter weather and growth within the existing business, partially offset by lower sales due to the unusually wet spring.

Cost of sales was $10,317,026 in the Current Quarter as compared to $9,378,268 in the Comparable Quarter. As a percentage of net sales, cost of sales increased to 81.5% in the Current Quarter from 77.8% in the Comparable Quarter. This percentage increase is mainly attributable to increases in aluminum and other raw material costs during the Current Quarter as compared to the Comparable Quarter and reductions in sales prices on certain products due to increased competition.

Selling, administrative and general expenses were $1,374,928 in the Current Quarter as compared to

$1,518,050 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses decreased to 10.9% in the Current Quarter compared to 12.6% in the Comparable Quarter. This decrease in expenses is primarily the result of a reduction in payroll and other operating expenses.

Income from operations in the Current Quarter was $965,887, a decrease of $194,311, as compared to income from operations of $1,160,198 in the Comparable Quarter. This decrease in operating results during the Current Quarter is the result of the lower gross margin on sales described above, partially offset by reductions in selling, administrative and general expenses.

Interest expense for the Current Quarter was $212,103, a decrease of $93,841 or 30.7%, versus $305,944 for the Comparable Quarter. The decrease in interest expense is due to reduced principal balances and reduced interest rates on new term loans that were used to pay down higher interest rate loans.

Income taxes for the Current Quarter were $312,851 versus $377,881 for the Comparable Quarter. This decrease is due to the reduced income from operations as described above and a reduction in the effective tax rate from 44.0% to 41.2% as described in Note 7 to the Company’s consolidated financial statements.

During the Current Quarter, the Company reported net income of $445,841, a decrease of $35,099, as compared to net income of $480,940 for the Comparable Quarter. This decrease in net income is a result of lower income from operations as described above, partially offset by reductions in interest expense and income taxes as described above.

Sales for the six-month period ended June 30, 2003 (the “Current Half”) were $21,441,468, a decrease of 2.1%, or $468,219, as compared to $21,909,687 for the six-month period ended June 30, 2002 (the “Comparable Half”). This decrease in sales is attributable to the extreme winter weather during the first three months of 2003 and the wet spring during the Current Quarter, partially offset by sales growth during the Current Quarter as described above.

Cost of sales was $18,052,150 in the Current Half as compared to $17,437,684 in the Comparable Half. As a percentage of net sales, cost of sales increased to 84.2% in the Current Half from 79.6% in the Comparable Half. This percentage increase is mainly attributable to increases in aluminum and other raw material costs during the Current Half as compared to the Comparable Half, reductions in sales prices on certain products due to increased competition and the Company’s inability to absorb fixed operating costs during the first three months of 2003 due to reduced levels of production based on lower sales levels.

Selling, administrative and general expenses were $2,698,247 in the Current Half as compared to $3,020,075 in the Comparable Half. As a percentage of net sales, selling, administrative and general expenses decreased to 12.6% in the Current Half compared to 13.8% in the Comparable Half. This decrease in expenses is primarily the result of a reduction in payroll and other operating expenses.

Income from operations in the Current Half was $691,071, a decrease of $760,857, as compared to income from operations of $1,451,928 in the Comparable Half. This decrease in operating results during the Current Half is the result of the lower gross margin on sales previously described, partially offset by reductions in selling, administrative and general expenses.

Interest expense for the Current Half was $411,390, a decrease of $192,906 or 31.9%, versus $604,296 for the Comparable Half. The decrease in interest expense is due to reduced principal balances and reduced interest rates on new term loans that were used to pay down higher interest rate loans.

Income taxes for the Current Half were $115,983 versus $378,356 for the Comparable Half. This decrease is due to the reduced income from operations as described above and a reduction in the effective tax rate from 44.0% to 40.0% as described in Note 7 to the Company’s consolidated financial statements.

During the Current Half, the Company reported net income of $173,974, a decrease of $307,571, as compared to net income of $481,545 for the Comparable Half. This decrease in net income is a result of lower income from operations as described above, partially offset by reductions in interest expense and income taxes as described above.

Liquidity and Capital Resources

At June 30, 2003, the Company had long-term debt consisting of working capital loans of $5,008,383, term loans of $4,207,143, a subordinated debenture with a remaining principal balance of $750,000, a note payable of $800,000 from a prior acquisition, capital leases of $768,201 and a mortgage for $2,332,678, resulting in total debt outstanding of $13,866,405.

At June 30, 2003, working capital was $4,394,080, resulting in a current ratio of 1.5 to 1, as compared to working capital of $3,287,711 and a ratio of 1.4 to 1 at December 31, 2002. This change in working capital is primarily the result of increases in accounts receivable, partially offset by increases in accounts payable, due to the seasonality of the Company’s business.

Current liabilities at June 30, 2003 totaled $8,644,921, consisting primarily of $6,556,978 in accounts payable and accrued expenses and $2,087,943 in current maturities of long-term debt. At December 31, 2002, total current liabilities were $7,392,085, consisting primarily of $5,189,230 in accounts payable and accrued expenses and $2,202,855 in current maturities of long-term debt. The increase in current liabilities is primarily due to an increase in accounts payable to support the seasonality of the Company’s business, partially offset by a reduction in accrued expenses, which have been paid down during the Current Half.

At June 30, 2003, the Company had shareholders’ equity of $14,461,454, as compared to $14,258,371 at December 31, 2002. This change is primarily attributable to the Current Half’s net income.

Net cash provided by operating activities for the Current Half was $222,843, as compared to $1,220,163 in the Comparable Half. This decrease is primarily due to reductions in the Current Half net income, depreciation and amortization and inventories, while incurring a seasonal increase in accounts receivable due to the timing of sales.

Net cash used in investing activities was $489,764 in the Current Half as compared to $329,107 net cash used in the Comparable Half. Net cash used in investing activities in both the Current and Comparable Half’s was used to upgrade facilities and purchase new equipment.

Net cash provided by financing activities totaled $431,644 in the Current Half as compared to $1,324,850 net cash used in the Comparable Half. This change is primarily due to cash received from the working capital line during the Current Half to fund operations. Net cash used in financing activities during the Comparable Half was used to pay down debt and purchase Common Stock.

The Company’s contractual obligations and commercial commitments over the next five years and beyond are as follows:

	Expected Cash Payments by Year (in thousands)

Contractual Commitments	Remainder of 2003	2004	2005	2006	2007	2008 & Beyond	Total

Revolving credit	$—	$—	$5,008	$—	$—	$—	$5,008
Long term debt	852	2,614	1,527	541	555	2,001	8,090
Capital lease obligations	239	277	190	42	20	—	768
Operating lease obligations	413	746	669	429	424	—	2,681

Total	$1,504	$3,637	$7,394	$1,012	$999	$2,001	$16,547

The Company’s management believes that cash flows from operations and available sources of financing are adequate for the Company’s anticipated financing needs in the near term. As described in Note 5 to the Company’s consolidated financial statements, the Company obtained a new credit facility on June 13, 2002. The cost and terms of any future financing arrangements will depend on market conditions and the Company’s financial position at that time.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation, which are applicable to guarantees issued or modified after December 31, 2002, did not have any effect on the Company’s consolidated financial statements. The disclosure requirements are effective for consolidated financial statements of interim or annual periods ending after December 15, 2002. At June 30, 2003, the Company was not a guarantor under any arrangement that would require disclosure in the notes to these consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years and interim periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued FIN No. 46, which addresses consolidation by business enterprises of variable interest entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A company with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 effective July 1, 2003. The adoption of FIN No. 46 is not expected to have a material effect on the Company’s consolidated financial statements.

The FASB has recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The adoption of these accounting pronouncements is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Forward-Looking Statements

The information presented herein contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance and achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although management believes its plans, intentions and expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that such plans, intentions, expectations, objects or goals will be achieved. Important factors that could cause actual results to differ materially from those included in the forward-looking statements include but are not limited to: increases in the cost of raw materials; fluctuations in demand for the Company’s products; weather conditions; future acquisitions; attempts to expand the Company’s operations; integration of acquired businesses; need for additional financing; competition; and dependence on key personnel.

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

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (pursuant to the Rule 13a-14 of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

In addition, there were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 3 - Defaults Upon Senior Securities.

None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

None.

Item 5 - Other Information.

None.

Item 6 - Exhibits and Reports on Form 8-K.

(a)	Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2     Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32     Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 99     Press Release dated August 14, 2003.

(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGER HOLDINGS, LTD.
By:	/s/ JOSEPH F. WEIDERMAN

Joseph F. Weiderman Chief Executive Officer and President

By:	/s/ FRANCIS E. WELLOCK, JR.

Francis E. Wellock, Jr. Executive Vice President - Finance and Chief Financial Officer (Principal Financial and Accounting Officer) Date: August 14, 2003

EXHIBIT INDEX

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Exhibit 99	Press Release dated August 14, 2003.