Form 10-Q
period 2003-09-30
BERGER HOLDINGS LTD
filed 2003-11-14
CIK 706777

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

As of November 13, 2003, the Registrant had outstanding 5,271,926 shares of its common stock, par value $0.01 per share (the “Common Stock”).

BERGER HOLDINGS, LTD.

BERGER HOLDINGS, LTD.

CONSOLIDATED BALANCE SHEETS

	September 30, 2003 (unaudited)	December 31, 2002 (audited)
ASSETS

Current assets
Cash and cash equivalents	$54,120	$219,420
Accounts receivable, net of allowance for doubtful accounts of $30,000 in 2003 and 2002	5,464,547	3,316,581
Inventories	6,316,196	6,487,026
Prepaid and other current assets	788,835	605,688
Deferred income taxes	51,081	51,081

Total current assets	12,674,779	10,679,796

Property, plant and equipment, net	9,178,638	9,322,776
Identifiable intangible assets, net	2,403,306	2,580,974
Goodwill, net	10,087,476	10,087,476
Other	115,014	559,066

Total assets	$34,459,213	$33,230,088

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$2,163,140	$2,202,855
Accounts payable	4,804,952	3,162,362
Accrued expenses	2,270,318	2,026,868

Total current liabilities	9,238,410	7,392,085

Long-term debt	9,574,182	11,261,015

Deferred income taxes	318,617	318,617

Commitments and contingencies

Shareholders’ equity
Common stock, $.01 par value - Authorized 20,000,000 shares in 2003 and 2002 Issued 5,271,926 and 5,091,038 shares in 2003 and 2002 Outstanding 5,271,926 and 5,024,888 shares in 2003 and 2002	52,719	50,910
Additional paid-in-capital	15,936,417	15,918,275
Accumulated deficit	(661,132)	(1,388,992)
Less 66,150 common shares of treasury stock in 2002, at cost	—	(321,822)

Total shareholders’ equity	15,328,004	14,258,371

Total liabilities and shareholders’ equity	$34,459,213	$33,230,088

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three-Months Ended September 30,
	2003	2002
Net sales	$13,687,983	$12,026,345

Cost of sales	11,190,497	9,624,948

Gross profit	2,497,486	2,401,397

Selling, administrative and general expenses	1,398,986	1,427,947

Income from operations	1,098,500	973,450

Interest expense	180,222	288,318

Other income, net	4,866	8,682

Income before income taxes	923,144	693,814

Income taxes	369,258	274,204

Net income	$553,886	$419,610

Basic earnings per share	$.11	$.08

Basic weighted average common shares outstanding	5,229,911	5,023,129

Diluted earnings per share	$.09	$.06

Weighted average common shares outstanding	5,229,911	5,023,129
Add: effect of vested and non-vested dilutive securities	1,099,805	1,834,631

Diluted weighted average common shares outstanding	6,329,716	6,857,760

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine-Months Ended September 30,
	2003	2002
Net sales	$35,129,451	$33,936,031

Cost of sales	29,242,647	27,062,632

Gross profit	5,886,804	6,873,399

Selling, administrative and general expenses	4,097,233	4,448,022

Income from operations	1,789,571	2,425,377

Interest expense	591,612	892,614

Other income, net	15,141	20,951

Income before income taxes	1,213,100	1,553,714

Income taxes	485,240	652,560

Net income	$727,860	$901,154

Basic earnings per share	$.14	$.18

Basic weighted average common shares outstanding	5,110,295	5,043,020

Diluted earnings per share	$.12	$.13

Weighted average common shares outstanding	5,110,295	5,043,020
Add: effect of vested and non-vested dilutive securities	1,145,130	1,829,810

Diluted weighted average common shares outstanding	6,255,425	6,872,830

See accompanying notes to consolidated financial statements

BERGER HOLDINGS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$727,860	$901,154
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,410,000	1,712,275
Tax benefit from exercise of employee stock options	282,664	—
Bad debt provision	—	(12,000)
Loss on disposition of assets	—	951
Change in operating assets and liabilities
Accounts receivable	(2,147,966)	(489,591)
Inventories	170,830	(416,108)
Prepaid and other assets	(236,195)	(305,190)
Accounts payable	1,642,590	(62,224)
Accrued expenses	243,450	138,778

Net cash provided by operating activities	2,093,233	1,468,045

Cash flows from investing activities
Purchase of property and equipment / change in deposits on property	(552,524)	(476,199)

Net cash used in investing activities	(552,524)	(476,199)

Cash flows from financing activities

Net repayments on working capital line	(544,000)	(33,531)
Proceeds from term loans	1,250,000	2,255,204
Repayments of long-term debt	(1,907,143)	(2,891,357)
Capital leases and mortgage repayments	(563,975)	(415,102)
Proceeds from the issuance of stock and stock options	59,109	8,365
Repurchase of common stock	—	(321,822)

Net cash used in financing activities	(1,706,009)	(1,398,243)

Net decrease in cash and cash equivalents	(165,300)	(406,397)

Cash and cash equivalents, beginning of period	219,420	465,064

Cash and cash equivalents, end of period	$54,120	$58,667

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$603,632	$908,656

Cash paid during the period for income taxes	$137,947	$297,433

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

The December 31, 2002 consolidated balance sheet has been reclassified to reflect the restoration of certain shares of common stock previously held in treasury to the status of authorized, but unissued shares pursuant to section 1552 of the Pennsylvania Business Corporation Law.

Note 2. Tender Offer

On October 10, 2003, the Company entered into an Agreement and Plan of Merger pursuant to which Euramax International, Inc. (“Euramax”) is to acquire the Company. In accordance with the terms of the definitive agreement, on October 20, 2003, an indirect wholly-owned subsidiary of Euramax commenced a cash tender offer to acquire all of the Company’s outstanding shares of stock at a price of $3.90 per share (the “Offer Price”). Following successful completion of the tender offer, any remaining outstanding shares of stock of the Company will be acquired in a cash merger at the Offer Price. The consummation of the transaction is subject to customary conditions, including that at least 80% of the outstanding shares (the “Required Percentage”) are tendered in the tender offer.

The Company and Euramax have also entered into a Stock Option Agreement pursuant to which Euramax has the right under certain circumstances to purchase shares from the Company at the Offer Price to reach the Required Percentage. Certain shareholders of the Company holding stock and options representing in the aggregate approximately 40% of the total outstanding shares of the Company on a fully diluted basis have entered into a Tender and Option Agreement with Euramax under which they have agreed, among other things, to tender their shares into the offer and to make an aggregate of $253,695 in incentive payments to Euramax to induce Euramax to consummate the transaction.

Note 3. Stock Options:

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

Had compensation cost for the Company’s common stock options been determined based upon the fair value of the options at the date of grant, as prescribed under SFAS No. 123, as amended by SFAS No. 148, the Company’s net income and earnings per share would have been the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income, as reported	$553,886	$419,610	$727,860	$901,154

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5,338	88,258	16,014	264,774

Pro forma net income	$548,548	$331,352	$711,846	$636,380

Earnings per share:

Basic-as reported	$.11	$.08	$.14	$.18

Basic-pro forma	$.10	$.07	$.14	$.13

Diluted-as reported	$.09	$.06	$.12	$.13

Diluted-pro forma	$.09	$.05	$.11	$.09

The fair value of the options granted is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Risk-free interest rate	3.83%	5.42%	3.83%	5.42%

Volatility	72%	72%	72%	72%

Expected dividend yield	0%	0%	0%	0%

Expected option life	10 years	10 years	10 years	10 years

Note 4. New Accounting Pronouncements:

In January 2003, the FASB issued FIN No. 46, which addresses consolidation by business enterprises of variable interest entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A company with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 effective December 31, 2003. The adoption of FIN No. 46 is not expected to have an effect on the Company’s consolidated financial statements.

The FASB has recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The adoption of these accounting pronouncements did not have an impact on the Company’s consolidated financial position or results of operations.

Note 5. Inventories:

Inventories are valued at the lower of cost or market. Cost is determined using the weighted average method.

Components of inventories consist of the following:

	September 30, 2003	December 31, 2002
Raw materials and packaging	$3,535,534	$3,808,564
Finished goods	2,780,662	2,678,462

Total inventories	$6,316,196	$6,487,026

Note 6. Debt:

Effective June 13, 2002, the Company replaced its credit facility from Fleet Bank, N.A., formerly Summit Bank, N.A., with a credit facility from Wachovia Bank, National Association. The working capital loan obtained from the bank provides $9,500,000 of financing for a three-year term, with the borrowings bearing interest at LIBOR plus 2.75 percent, not to exceed the bank’s prime rate. Interest is payable monthly. Borrowings under this working capital facility were $2,982,383 at September 30, 2003.

The Company also obtained a term loan from the bank, which provided $2,400,000 of financing, with the borrowings bearing interest at LIBOR plus 2.60 percent, not to exceed the bank’s prime rate. Monthly principal payments of approximately $29,000 are required. This term loan is due June 1, 2009. The Company obtained a second term loan from the bank on August 19, 2002, which provided $2,400,000 of financing, with the borrowings bearing interest at LIBOR plus 2.25 percent, not to exceed the bank’s prime rate. Monthly principal payments of $100,000 are required. The second term loan was used to redeem $2,500,000 of the Company’s 11% Subordinated Debenture. The second term loan is due August 1, 2004. The Company obtained a third term loan from the bank on January 31, 2003, which provided $750,000 of financing, with borrowings bearing interest at LIBOR plus 3.00 percent, not to exceed the bank’s prime rate. Monthly payments of $125,000 beginning on September 1, 2004 and ending on February 1, 2005 are required. The proceeds of the third term note were used to pay down one-half of the principal balance of $1,500,000 of the Company’s 10% Subordinated Debenture, which was originally due on December 31, 2003. The Company obtained a fourth term loan from the bank on September 29, 2003, which provided $500,000 of financing, with borrowing bearing interest at LIBOR plus 3.00 percent, not to exceed the bank’s prime rate. Monthly payments of approximately $13,900 beginning November 1, 2003 and ending October 1, 2006 are required. The proceeds of the fourth term note were used to finance equipment. Total borrowings under these four term loans were $4,321,428 at September 30, 2003. The LIBOR on September 30, 2003 was 1.12%.

Effective January 31, 2003, the maturity date for the $750,000 of remaining principal balance of the 10% Subordinated Debenture was extended to June 30, 2005 and the annual interest rate was increased to 12% for 2003, to 13% for 2004, and 14% for 2005.

All of the Company’s loans with the bank are subject to certain financial covenants, which are monitored on a quarterly basis. The working capital facility and term loans are secured by all of the Company’s assets. On May 9, 2003, the Company and the bank amended certain of these financial covenants. As of September 30, 2003, the Company met all of the financial covenants, as amended.

In addition to the above, at September 30, 2003, the Company had a mortgage loan of $2,292,559, capital leases of $590,952, and a note payable of $800,000 from a prior acquisition.

Note 7. Repurchase of Common Stock:

In May 1999, the Company received approval from its Board of Directors to begin an open market stock repurchase program under which the aggregate number of shares currently authorized for repurchase is 1,560,000. Of this amount, the Company has repurchased a total of 814,625 shares, excluding the private purchase of 154,000 shares from various investors, as of September 30, 2003. Repurchases may continue to be made from time to time through open market purchases or privately negotiated transactions at the discretion of the Company. The amount and timing of the repurchases will depend on market conditions and other factors. There were no purchases under this program during the nine months ended September 30, 2003.

Note 8. Income Taxes:

Consolidated income tax expense for the three-month and nine-month periods ended September 30, 2003 results in an effective tax rate of 40.0%. Consolidated income tax expense for the three-month period ended September 30, 2002 results in an effective rate of 39.5%, while the nine-month period ended September 30, 2002 results in an effective rate of 42.0%. The overall 2002 effective income tax rate was 43.0%, and the effective tax rate for 2003 reflects an estimate of pretax income, non-deductible expenses and state taxes. The higher effective tax rate in 2002 versus 2003 is primarily due to certain permanent non-deductible items incurred in 2002 and not in 2003.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations – Three Months Ended September 30, 2003 and 2002

Sales for the three-month period ended September 30, 2003 (the “Current Quarter”) were $13,687,983, an increase of 13.8%, or $1,661,638, as compared to $12,026,345 for the three-month period ended September 30, 2002 (the “Comparable Quarter”). This increase in sales is attributable to the pent up demand due to the severe winter weather and growth within the existing business.

Cost of sales was $11,190,497 in the Current Quarter as compared to $9,624,948 in the Comparable Quarter. As a percentage of net sales, cost of sales increased to 81.8% in the Current Quarter from 80.0% in the Comparable Quarter. This percentage increase is mainly attributable to increases in aluminum and other raw material costs during the Current Quarter as compared to the Comparable Quarter and reductions in sales prices on certain products due to increased competition.

Selling, administrative and general expenses were $1,398,986 in the Current Quarter as compared to $1,427,947 in the Comparable Quarter. As a percentage of net sales, selling, administrative and general expenses decreased to 10.2% in the Current Quarter compared to 11.9% in the Comparable Quarter. This decrease in expenses is primarily the result of a reduction in payroll and other operating expenses.

Income from operations in the Current Quarter was $1,098,500, an increase of $125,050, as compared to income from operations of $973,450 in the Comparable Quarter. This increase in operating results during the Current Quarter is due to increased sales and reductions in selling, administrative and general expenses.

Interest expense for the Current Quarter was $180,222, a decrease of $108,096 or 37.5%, versus $288,318 for the Comparable Quarter. The decrease in interest expense is due to reduced principal balances and reduced interest rates on new term loans that were used to pay down higher interest rate loans.

Income taxes for the Current Quarter were $369,258 versus $274,204 for the Comparable Quarter. This increase is due to the increased pretax income and an increase in the effective tax rate from 39.5% to 40.0% as described in Note 7 to the Company’s consolidated financial statements.

During the Current Quarter, the Company reported net income of $553,886, an increase of $134,276, as compared to net income of $419,610 for the Comparable Quarter. This increase in net income is a result of higher sales and reductions in selling, administrative and general expenses and interest expense as described above.

Results of Operations – Nine Months Ended September 30, 2003 and 2002

Sales for the nine-month period ended September 30, 2003 (the “Current Nine Months”) were $35,129,451, an increase of 3.5%, or $1,193,420, as compared to $33,936,031 for the nine-month period ended September 30, 2002 (the “Comparable Nine Months”). This increase in sales is attributable to sales growth during the Current Quarter as described above.

Cost of sales was $29,242,647 in the Current Nine Months as compared to $27,062,632 in the Comparable Nine Months. As a percentage of net sales, cost of sales increased to 83.2% in the Current Nine Months from 79.7% in the Comparable Nine Months. This percentage increase is mainly attributable to increases in aluminum and other raw material costs during the Current Nine Months as compared to the Comparable Nine Months, reductions in sales prices on certain products due to increased competition and the Company’s inability to absorb fixed operating costs during the first three months of 2003 due to reduced levels of production based on lower sales levels due to the harsh winter weather in the Company’s core market.

Selling, administrative and general expenses were $4,097,233 in the Current Nine Months as compared to $4,448,022 in the Comparable Nine Months. As a percentage of net sales, selling, administrative and general expenses decreased to 11.7% in the Current Nine Months compared to 13.1% in the Comparable Nine Months. This decrease in expenses is primarily the result of a reduction in payroll and other operating expenses.

Income from operations in the Current Nine Months was $1,789,571, a decrease of $635,806, as compared to income from operations of $2,425,377 in the Comparable Nine Months. This decrease in operating results during the Current Nine Months is the result of the lower gross margin on sales due to the increased cost of sales described above, partially offset by reductions in selling, administrative and general expenses.

Interest expense for the Current Nine Months was $591,612, a decrease of $301,002 or 33.7%, versus $892,614 for the Comparable Nine Months. The decrease in interest expense is due to reduced principal balances and reduced interest rates on new term loans that were used to pay down higher interest rate loans.

Income taxes for the Current Nine Months were $485,240 versus $652,560 for the Comparable Nine Months. This decrease is due to the reduced pretax income as described above and a reduction in the effective tax rate from 42.0% to 40.0% as described in Note 7 to the Company’s consolidated financial statements.

During the Current Nine Months, the Company reported net income of $727,860, a decrease of $173,294, as compared to net income of $901,154 for the Comparable Nine Months. This decrease in net income is a result of lower income from operations as described above, partially offset by reductions in interest expense and income taxes as described above.

Liquidity and Capital Resources

At September 30, 2003, the Company had long-term debt consisting of working capital loans of $2,982,383, term loans of $4,321,428, a subordinated debenture with a remaining principal balance of $750,000, a note payable of $800,000 from a prior acquisition, capital leases of $590,952 and a mortgage for $2,292,559, resulting in total debt outstanding of $11,737,322.

At September 30, 2003, working capital was $3,436,369, resulting in a current ratio of 1.4 to 1, as compared to working capital of $3,287,711 and a ratio of 1.4 to 1 at December 31, 2002. This change in working capital is primarily the result of increases in accounts receivable, partially offset by increases in accounts payable and accrued expenses, due to the seasonality of the Company’s business.

Current liabilities at September 30, 2003 totaled $9,238,410, consisting primarily of $7,075,270 in accounts payable and accrued expenses and $2,163,140 in current maturities of long-term debt. At December 31, 2002, total current liabilities were $7,392,085, consisting primarily of $5,189,230 in accounts payable and accrued expenses and $2,202,855 in current maturities of long-term debt. The increase in current liabilities is primarily due to increases in accounts payable and accrued expenses to support the seasonality of the Company’s business.

At September 30, 2003, the Company had shareholders’ equity of $15,328,004, as compared to $14,258,371 at December 31, 2002. This change is primarily attributable to the Current Nine Months net income and cash payments and tax benefits from the exercise of stock options.

Net cash provided by operating activities for the Current Nine Months was $2,093,233 as compared to $1,468,045 in the Comparable Nine Months. This increase is due to a seasonal increase in accounts receivable, accounts payable and accrued expenses due to the timing of sales and purchase of material, offset by reductions in the Current Nine Months net income, depreciation and amortization and inventories.

Net cash used in investing activities was $552,524 in the Current Nine Months as compared to $476,199 net cash used in the Comparable Nine Months. Net cash used in investing activities in both the Current and Comparable Nine Months was used to upgrade facilities and purchase new equipment.

Net cash used in financing activities totaled $1,706,009 in the Current Nine Months as compared to $1,398,243 net cash used in the Comparable Nine Months. This change is primarily due to the pay down of debt from cash generated from operating activities. Net cash used in financing activities during the Comparable Nine Months was used to pay down debt and purchase Common Stock.

The Company’s contractual obligations and commercial commitments over the next five years and beyond are as follows:

	Expected Cash Payments by Year (in thousands)
Contractual Commitments	Remainder of 2003	2004	2005	2006	2007	2008 & Beyond	Total
Revolving credit	$—	$—	$2,982	$—	$—	$—	$2,982

Long term debt	455	2,781	1,693	679	555	2,001	8,164

Capital lease obligations	108	265	178	29	11	—	591

Operating lease obligations	217	830	676	430	425	—	2,578

Total	$780	$3,876	$5,529	$1,138	$991	$2,001	$14,315

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

New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, which addresses consolidation by business enterprises of variable interest entities. This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is applicable to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A company with a variable interest in a variable interest entity created before February 1, 2003 shall apply the provisions of FIN No. 46 effective December 31, 2003. The adoption of FIN No. 46 is not expected to have an effect on the Company’s consolidated financial statements.

The FASB has recently issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” The adoption of these accounting pronouncements did not have an impact on the Company’s consolidated financial position or results of operations.

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

(d) Not applicable.

Item 3 - Defaults Upon Senior Securities.

None.

Item 4 - Submission of Matters to a Vote of Securities Holders.

The Company’s 2003 Annual Meeting of Shareholders (the “Meeting”) was held on July 30, 2003 at the Company’s headquarters in Feasterville, Pennsylvania. At the Meeting, Theodore A. Schwartz, Jay Seid and Dr. Jon Kraut were re-elected as directors of the Company, with terms to expire in the year 2006 or until their successors in office have been duly elected and qualified. Francis E. Wellock was elected as a director of the Company, with a term to expire in the year 2004 or until his successor in office has been duly elected and qualified. With regard to Mr. Schwartz, 4,363,028 votes were cast in favor of his election, 253,653 against and 21,139 abstained. With regard to Mr. Seid, 4,609,113 votes were cast in favor of his election, 7,568 against and 21,139 abstained. With regard to Dr. Kraut, 4,614,113 votes were cast in favor of his election, 2,568 against and 21,139 abstained. With regard to Mr. Wellock, 4,613,030 votes were cast in favor of his election, 3,651 against and 21,139 abstained.

The following directors have terms of office that continued after the Meeting: Joseph F. Weiderman, Paul. L. Spiese, III, Larry Falcon, John P. Kirwin III, and Dr. Jacob Haft.

Item 5 - Other Information.

On October 10, 2003, the Company entered into an Agreement and Plan of Merger pursuant to which Euramax International, Inc. (“Euramax”) is to acquire the Company.

In accordance with the terms of the definitive agreement, on October 20, 2003, an indirect wholly-owned subsidiary of Euramax commenced a cash tender offer to acquire all of the Company’s outstanding shares of stock at a price of $3.90 per share (the “Offer Price”). Following successful completion of the tender offer, any remaining outstanding shares of stock of the Company will be acquired in a cash merger at the Offer Price. The consummation of the transaction is subject to customary conditions, including that at least 80% of the outstanding shares (the “Required Percentage”) are tendered in the tender offer.

The Company and Euramax have also entered into a Stock Option Agreement pursuant to which Euramax has the right under certain circumstances to purchase shares from the Company at the Offer Price to reach the Required Percentage.

Certain shareholders of the Company holding stock and options representing in the aggregate approximately 40% of the total outstanding shares of the Company on a fully diluted basis have entered into a Tender and Option Agreement with Euramax under which they have agreed, among other things, to tender their shares into the offer and to make an aggregate of $253,695 in incentive payments to Euramax to induce Euramax to consummate the transaction.

Copies of the Agreement and Plan of Merger, the Tender and Option Agreement, the Stock Option Agreement and a joint press release dated October 13, 2003 were included as exhibits to the Form 8-K filed by the Company on October 14, 2003.

Item 6 - Exhibits and Reports on Form 8-K.

(a)	Exhibit 10.1	Agreement and Plan of Merger dated October 10, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 14, 2003).

	Exhibit 10.2	Tender and Option Agreement dated October 10, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 14, 2003).

	Exhibit 10.3	Stock Option Agreement dated October 10, 2003 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 14, 2003).

	Exhibit 10.4	Fourth Amendment and Modification to Loan and Security Agreement, dated September 29, 2003, among Berger Holdings, Ltd., Berger Financial Corp., Berger Bros Company, Copper Craft, Inc., Walker Metal Products, Inc., and Wachovia Bank, National Association.*

	Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	Exhibit 32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.*

	Exhibit 99	Press Release dated November 14, 2003.*

*	Filed electronically herewith.

(b)	None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BERGER HOLDINGS, LTD.

By:/s/ JOSEPH F. WEIDERMAN
Joseph F. Weiderman
Chief Executive Officer and President

By:/s/ FRANCIS E. WELLOCK, JR.
Francis E. Wellock, Jr.
Executive Vice President - Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2003